Form 10KSB
period 2000-12-31
TOTAL HORIZON INC
filed 2001-04-13
CIK 1106976

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-KSB
(Mark one)                           --------------
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                                For the fiscal year ended December 31, 2000
                                                          ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT


                                     Commission file number 0-29685
                                                            -------

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


        345 North Maple Drive, Suite 284,
        Beverly Hills, California                         90210
   ----------------------------------------           -------------
   (Address of principal executive offices)             (Zip Code)


                            (310) 288- 0693
                      ---------------------------
                      (Issuer's telephone number)



Securities registered under Section 12(g) of the Exchange Act:


        NA                                           NA
---------------------            ------------------------------------------
Title of each class               Name of each exchange on which registered

Securities registered under Section 12(b) of the Exchange Act:

                              Common Stock
                         -----------------------
                            (Title of Class)


   Check whether the issuer (1) filed all report required to be filed be Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Check if there is no disclosure of deliquent filers in response to Item 405 of Regulation S-B is not contained

   The revenues for the year ended December 31, 2000 were $ 0.

   There was no common stock held by non- affiliates of the registrant as of April 12, 2001.

   The number of shares of common stock outstanding as of April 12, 2001 was 2,900,000.

                            TABLE OF CONTENTS


                                                                        PAGE

Item 1. Description of Business.  ...................................   1-2

Item 2. Description of Property.  ...................................    2

Item 3. Legal Proceedings. ..........................................    2

Item 4. Submission of Matters to a Vote.
        of Security Holders.  .......................................    2

Item 5. Market for Common Equity and Related Stockhodler
        Matters.  . .................................................    3

Item 6. Plan of Operation. ..........................................    4

Item 7. Financial Statements. .......................................   5-11

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure. .........................   12

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance With Section 16(a) of
        the Exchange Act..............................................   13

Item 10. Executive Compensation. .....................................   14

Item 11. Securities Ownership of Certain Beneficial Owners
         and Management. ............................................. 14-15

Item 12. Certain Relationships and Related Transactions. .............   15

Item 13. Exhibits and reports on Form 8-K. ...........................   16


SIGNATURES. ..........................................................   17

PART I

Item 1. Description of Business.
--------------------------------

(a) Business Development

   Total Horizon, ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company, an entity with a fiscal year ending December 31, is a standard C-Corporation for federal income tax purposes. The Company which presently does not have any subsidiaries or affiliated entities, is a development stage enterprise. To date, the Company has had no significant operations. To date, the Company has had no revenues.

   The Company has never been involved in any bankruptcy, receivership or similar proceedings.

(b) Business of Issuer

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

---------------------------------------------

Forward-Looking Statements

   This Form 10-SB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation
Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, including without limitation, statements under "Plan of Operation" and "Description of Business", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statems.

   Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

(c) Reports to Security Holders

   The public may read and copy any materials the Company files with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2. Description of Property.
--------------------------------

   The Company does not own any physical properties at this time.

   The Company's corporate executive office presently is located within the office of the Company's major shareholder/chairman of the Board of Directors/President Olesk. Mr. Jaak Olesk is a Certified Public Accountant and Attorney based in Beverly Hills, California at 345 N. Maple Dr. Suite 285.

Item 3. Legal Proceedings.
--------------------------

   The Company in not a party to any pending legal proceeding. Management is not aware of nay threatened litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

   None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

(a) Market Information

   Currently, there is no public market for the Company's common stock.
At the appropriate time, the Company's management will complete the pertinent procedutes for listing the Company's common stock on the National Association of Securities Dealers Over the Counter Electronic Bulletin Board. There can be no assurance however that management will be successful in this endeavor.

   The company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. All 2,900,000 shares of common stock outstanding at April 6, 2001 could be sold pursuant to Rule 144 under the Securities Act.

(b) Holders

   As of April 6, 2001 there were three common shareholders of record.

(c) Dividends

   The Company has never declared any cash dividends.

   The current policy of the company is not to pay cash dividends, but instead to retain future earnings, if any, to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.

Item 6. Plan of Operation.
--------------------------

   Financing

   The Company's management is seeking funding from a variety of sources including private placements of its stock, public offerings of its stock, as well as debt financing. Additionally, business combinations with entities with significant cash will be considered. However, there can be no assurance management will be successful in these endeavors.

   On February 24, 2000 the Company filed a Registration Statements on Form 10-SB with the United States Securities and Exchange Commission. The Registration statement went effective on April 24, 2000.

   For the remainder of calendar year 2001 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees will be provided by the Company's Chairman of the Board of Directors and President.

   The Company's management is commencing discussions with investment bankers pertaining to a stair step financing plan. This will encompass initial seed capital, a first and second level of private placements, bridge financing, mezzanine financing and an eventual initial public offering. However, there can be no assurance management will be successful in these endeavors.

   The Company, which presently has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

   The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be sucessful in these endeavors. For the remainder of calendar 2001, absent the Company's obtaining other funding primary funding for corporate expenses will be provided by the Company's Chairman and President.

Item 7. Financial Statements.


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Total Horizon, Inc.
(A Development Stage Company )

We have audited the accompanying balance sheet of Total Horizon, Inc.
(A Development Stage Company) as of December 31, 2000 and the related statements of operations, shareholders' equity (deficit) and cash flows, for the period from January 31, 2000 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our respon-sibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statments are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Total Horizon, Inc. (A Development Stage Company) as of December 31, 2000 and the results of its operations and its cash flows for the period from January 31, 2000 (Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has received no revenue and has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman, Minsk, Cole & Fastovsky
-------------------------------------
    Friedman, Minsk, Cole & Fastovsky


Los Angeles, California
April 12, 2001

                              Total Horizon Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                             December 31, 2000



  ASSETS                                       $      --
                                               =========



  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
     Loan from shareholder                     $      50
     Accrued expenses                              1,514
                                               ---------
  Total current liabilities                        1,564

  Shareholders' Equity
  Common stock,
   25,000,000 shares authorized
   at $0.001 par value; issued and
   outstanding 2,900,000 shares                    2,900

  (Deficit) accumulated
    during the development
     stage                                        (4,464)
                                               ---------
  Total shareholders' equity
   (deficit)                                      (1,564)
                                               ---------
  Total Liabilities and
  Shareholders' Equity (Deficit)               $      --
                                               =========


            See accompanying notes and independent auditors' report.

                                Total Horizon, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                               January 31, 2000
                                (Inception)  to
                              December 31,2000
                             -------------------

  Revenue                        $      --

  Expenses:
  General and
    administrative               $   4,464
                                 ---------
  (Loss) from
    operations                      (4,464)

  Income taxes                          --
                                 ---------

  Net (loss)                     $  (4,464)
                                 =========

  Basic (Loss) per
   common share                  $      --
                                 =========

  Diluted (Loss) per
   common share                  $      --
                                 =========

  Weighted average
   (basic and diluted)
    common shares
     outstanding                  2,900,000
                                 ==========



         See accompanying notes and independent auditors' report.

                                   Total Horizon, Inc.
                             (A Development Stage Company)
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
           For the period January 31, 2000 (inception) to December 31, 2000


                                                      (Deficit)
                                                     Accumulated
                                        Additional   During the
                       Common   Stock    Paid-In     Development
                       Shares   Amount   Capital        Stage         Total
                     ---------  ------- -----------  -------------  ---------
  Common shares
  issued for cash-   2,200,000  $ 2,200  $     --     $     --       $ 2,200


  Common shares
  issued for
  services-            700,000      700        --           --           700

  Net (loss) for
  the period from
  inception to
  Dec. 31, 2000             --       --        --        (4,464)      (4,464)
                   -----------  -------   -------       -------      -------

  Balance-
   December
    31, 2000         2,900,000  $ 2,900   $    --       $(4,464)     $(1,564)
                    ==========  =======   =======       =======      =======


             See accompanying notes and independent auditors' report.

                                 Total Horizon, Inc.
                           (A Development Stage Company)
                             STATEMENT  OF CASH FLOWS




                                         January 31, 2000
                                          (Inception) to
                                         December 31, 2000
                                        ------------------

  Net (loss)                                 $ (4,464)
  Adjustments to
   reconcile  net loss to
   cash used by
   operating  activities:

  Shares issued for services                      700
  Increase (decrease) in
   liabilities:

  Loan from shareholder                            50

   Accrued expenses                             1,514
                                             --------
  Net cash (used) by
    operating activities:                      (2,200)
  Net cash from financing
    activities:
  Common stock issuance for cash                2,200
                                             --------
  Increase (decrease)in cash                       --

  Cash at beginning of period                $     --
                                             --------
  Cash at end of period                      $     --
                                             ========

  Supplemental cash flows  information:
  Cash paid during the period for:


  Income Taxes                              $     --
                                            ========
  Interest                                  $     --
                                            ========
  Non-cash financing transactions:

  Common shares issued
   for services                             $    700
                                            ========

             See accompanying notes and independent autitors' report.

                            Total Horizon, Inc.
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000


Note 1- Summary of Significant Accounting Policies.
----------------------------------------------------

Nature of Operations
   Total Horizon, Inc., (the "Company"), a Nevada corporation, was incorporated on January 31, 2000. The Company is a Development Stage Company with a fiscal year ending December 31. The business of the Company is horizontal consulting and management services; i.e. management consulting to businesses of various sizes, advising of merger, acquisition and joint venture opportunities focusing on horizontal business combination. To date, the Company has had no revenues.

Cash Equivalents
   Cash equivalents consist of funds invested in money market accounts and investments with a maturity of three months or less when purchased. There were no cash equivalents for the period January 31, 2000 (inception) to December 31, 2000.

Loss per Common Share
  In February 1997, the Financial Accounting Standars Board ("FASB") issued SFAS No. 128, "Earnings Per Share". The statement replaced primary EPS with basic EPS, which is computed by dividing reported earning available to common shareholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS. The company uses the method specified by the statement.

Use of Estimates
  The preparation of finanical statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Issuance of Shares for Services
  Valuation of shares for services is based on the estimated fair market value of the services performed.
                                       10

                             Total Horizon, Inc.
                         (A Development Stage Company)
                         NOTE TO FINANCIAL STATEMENTS (Continued)
                               December 31, 2000


  The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at December 31, 2000.

Note 2 - Income Taxes
----------------------

   The Company has a net operating loss carryforward of $ 4,464 expiring 2020, which is the basis of a deferred tax asset of $ 670. The tax asset is fully reserved by a valuation reserve of $ 670 recorded in the year ended December 31, 2000.

Note 3 - Related Party Transaction.
-----------------------------------

   The Company issued 700,000 common shares to the Chairman of the Board of Directors and President and to various other shareholders for services during the period January 31, 2000 (inception) to December 31, 2000.

   The Company uses the facilities and personnel of its president without charge.

Note 4 - Development Stage Company.
-----------------------------------

   The Company is a Development Stage Company. A Development Stage Company is one for which principal operations have generated no revenues or an insignificant amount of revenue. A Development Stage Company devotes most of its activities to establishing a new business.

Note 5 - Loan From Shareholder
------------------------------

   In August, 2000 the Company's Chairman and President made an $50 unsecured non-interest bearing demand loan to the Company.

Note 6 - Basis of presentation and considerations related to contunued existence (going concern)
-----------------------------------------------------------------------

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,464 for the period from inception on January 31, 2000 to December 31, 2000. From inception to date the Company has had no revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

   The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------

   On April 4, 2001 Brad Haynes CPA resigned as the Company's independent accountant. On April 4, 2001 Friedman, Minsk, Cole & Fastovsky were engaged as the Company's new independent accountants.

   Brad Haynes CPA's reports on the Company's financial statements from inception to date did not contain an adverse opinion or disclaimer of opinion, nor were the reports modified as to uncertainty, audit scope or accounting principles.

   The decision to change accountants was approved by the Board of Directors.

   From inception to date there were no disagreements with Brad Haynes CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which if not resolved to the former accountant's satisfaction would have caused him to make reference to the subject matter of the disagreementin connection with his report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------

The following individuals are the directors of the Company:

Name of Director        Age                    Title
----------------       ------                  -------
Jaak Olesk               48                    Chairman of the Board
                                               of Directors and President

Lilian Cruz              34                    Director, Vice President and
                                               Secretary/Treasurer

Business Experience

   Jaak Olesk. Mr. Olesk is a Certified Public Accountant and Attorney.
Mr. Olesk has over twenty years of business experience including auditing, accounting and tax services. During the last five years, Mr. Olesk has gained substantial international business experince by making foreign business trips including trips to Canada, Ukraine, the Netherland, China, Hong Kong, Singapore and Thailand.

   Lilian Cruz. Ms. Cruz has an Associates Degree in Business Administration. Ms. Cruz has over five years of experience in business and accounting.

16(a) Compliance the Company and all related persons are in compliance with section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.
---------------------------------

                                  SUMMARY COMPENSATION TABLE


                                                Long Term Compensation
                        Annual Compensation    Awards            Payouts
                      ----------------------   ------            -------


                                                         Securi-
                                       Other             ties            All
Name                                   Annual Registered Under-          other
and                                    Compen-  Stock    Lying    LTIP   Compen-
Principal    Year                      sation  Award(s)  Options payouts sation
Position   (Note A) Salary($) Bonus($)  $         $      SARs (#)   $       $
--------  -------- --------- --------  ----   --------   -------- ------  ------
Jaak Olesk
President    2000      -         -       -        -         -         -    $ 500

Lilian Cruz
Secretary/
Treasurer    2000       -        -       -        -         -         -      100

Note A: 2000 is for the period : From January 31, 2000 (Inception) to December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

   The following table sets forth certain information as of April 6, 2001 with respect to the beneficial ownership (as such term is defined under section 13(d) of the Securities Exchange Act of 1934, as amended) of the common stock by (I) each person who is the beneficial owner of more than 5% of the common stock outstanding as of such date, (II) each director of the Company, (III0 the named officers, and (IV) all executive officers of the Company as a group:

Item 11. Security Ownership of Certain Beneficial Owners and Management. (Continued)
-----------------------------------------------------------------------

                                          Amount of
                                          Beneficial    Percent
Name and address of Beneficial Owner      Ownership     of Class
------------------------------------      ---------     --------
Jaak Olesk                                2,700,000      93.10%
345 N. Maple Drive, Suite #284
Beverly Hills, CA 90210

Lilian Cruz                                 100,000       3.45%
345 N. Maple Drive, Suite #284            ---------      ------
Beverly Hills, CA 90210

All Directors, Nominees and Executive     2,800,000      96.55%
Officers as a Group (2 persons)

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Initial Cash Infusion by Founder

   In February, 2000 the Company issued 2,200,000 registered shares of its common stock to its founder Jaak Olesk, Chairman of the Board of Directors and President of the Company, for aggreate proceeds of $2,200. The stock issuance was approved by the written consent of the Directors of the Company on February 14, 2000.

Shares for Services

   In February, 2000 the Company issued a total of 700,000 shares of its restricted common stock for services performed. Jaak Olesk, Chairman of the Board of Directors and President received 500,000 shares of common stock for consulting, accounting, legal and advisory services. Lilian Cruz, Director and Secretary/Treasurer, received 100,000 shares of common stock for administrative and secretarial services. Morena Rodriguez also received 100,000 shares of common stock for administrative and secretarial services. The stock issuance was approved by the written consent of the Directors of the Company on February 14, 2000.

Use of Office Facilities

   The Company uses the facilities and personnel of its Chairman and President Jaak Olesk without charge

Item 13. Exhibits and Report on Form 8-K.
-----------------------------------------

   The Company has filed no Form 8-Ks.

Exhibit A- Letter from former accountant Brad Haynes CPA

Brad B. Haynes CPA
9005 Burton Way
Los Angeles, CA 90048

April 11, 2001

Securities and Exchange Commission
Washington, DC 20549

   I have read and agree with the statements made by Total Horizon, Inc. in
Item 8. of its 10-KSB filing for the period ended December 31, 2000.

/s/ Brad B. Haynes CPA
-----------------------
    Brad B. Haynes CPA

Exhibit B- Computation of Earnings Per Share

BASIC EPS
---------

Net Loss                      $     4,464

Weighted average
number of shares
used in computing
net loss per share              2,900,000
                              -----------
Net <Loss> per Share          $         0
                              ===========

DILUTED EPS
-----------

Weighted average
number of shares
used in computing
net loss per share              2,900,000

Plus incremental
shares from
assumed conversions                     -
                               ----------

Weighted Average
Shares                          2,900,000
                              -----------

Loss per share
assuming dilution             $         0
                              ===========

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Total Horizon, Inc.

                                         /s/ Jaak Olesk
                                         ------------------------------
Date: April 12, 2000                     Jaak Olesk
                                         Chairman of the Board, President