Form 10QSB
period 2001-06-30
TOTAL HORIZON INC
filed 2001-08-09
CIK 1106976

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                        FORM 10-QSB
                     -------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2001
                               ---------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 2001
Common stock  2,900,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]




TABLE OF CONTENTS

                            					     PAGE

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements. ........................  1-5

Item 2. Plan of Operation. ...........................  6-7

PART II- OTHER INFORMATION

Item 1. Legal Proceedings. ...........................   7

Item 2. Changes in Securities. .......................   8

Item 3. Defaults Upon Senior Securities. .............   8

Item 4. Submission of Matters to a Vote of
        Security Holders. ............................   8

Item 5. Other Information. ...........................   8

Item 6. Exhibits and Report on Form 8-K. .............   8

SIGNATURES. ..........................................   8



























PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


                     Total Horizon, Inc.
                (A Development Stage Company)
                       BALANCE SHEET
                       June 30, 2001
                        (Unaudited)
ASSETS

Current Assets
  Cash                      $            --
                            ---------------
Total current assets 			      --
           	      	   ---------------
Total assets			   $            --
			   		   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Loan from shareholder     $           265
  Accrued expenses                    1,514
  Accounts payable                    2,015
	 				   ---------------
Total current liabilities             3,794

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 2,900,000 shares       2,900
					   ---------------
(Deficit) accumulated
    during the development
      stage				       (6,694)
				        ---------------
Total shareholders' equity
  (deficit)			            (3,794)
			             ---------------
Total  Liabilities and
Shareholders' Equity
  (Deficit)	             $            --
			    		   ===============





               See note to financial statements.
                                   1


                    Total Horizon, Inc.
               (A Development Stage Company)
                 STATEMENT OF OPERATIONS
                       (Unaudited)

                 Six Months     January 31, 2000
                   Ended         (inception to)
               June 30, 2001     June 30, 2000
              ---------------   ----------------


Revenue          $      --	    $        --

Expenses:
General and
  Administra-
   tive          $   2,230              2,919
                 ---------        -----------
(Loss) from
   operations       (2,230)            (2,919)
Income taxes            --                 --
                 ---------        -----------
Net (loss)       $  (2,230)       $    (2,919)
                 =========        ===========

Basic (Loss) per
 Common-
   share         $      --        $        --
                 =========        ===========

Diluted (Loss) per
Common-
  share          $      --        $        --
                 =========        ===========

Weighted average
(basic and diluted)
 common shares out-
 standing        2,900,000          2,900,000
                 =========        ===========





            See note to financial statements.

                    Total Horizon, Inc.
               (A Development Stage Company)
             STATEMENT OF OPERATIONS (Continued)
                      (Unaudited)

     Three Months     Three Months    January 31,2000
        Ended             Ended       (Inception) to
     June 30, 2001   June 30, 2000    June 30, 2001
    ---------------   -------------  ---------------


Revenue    $    --	   $        --        $      --

Expenses:
General and
  Adminis-
   trative $ 2,015              45            6,694
           -------     -----------        ---------
(Loss) from
   opera-
       tions(2,015)            (45)          (6,694)

Income taxes    --              --               --
           -------     -----------       ----------
Net (loss) $(2,015)    $       (45)      $   (6,694)
           =======     ===========       ==========

Basic (Loss) per
 Common-
   share   $    --     $        --       $       --
           =======     ===========       ==========

Diluted (Loss) per
Common-
  share    $    --     $        --       $       --
           =======     ===========       ==========

Weighted average
(basic and diluted)
 common shares out-
 standing 2,900,000      2,900,000        2,900,000
          =========    ===========       ==========





               See note to financial statements.



                    Total Horizon, Inc.
                (A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For
the period January 31, 2000 (inception) to June 30, 2001
                      (Unaudited)
                                           (Deficit)
                                          Accumulated
                               Additional During the
               Common  Stock   Paid-In   Development
               Shares  Amount  Capital      Stage     Total
               ------  ------ ---------- -----------  -----
Common shares
Issued for
  cash-      2,200,000 $2,200  $    --    $     --   $2,200

Common shares
issued for
services-		700,000    700       --          --      700

Net (loss) for
the period from
inception to
June 30, 2001       --     --       --      (6,694)  (6,694)
             ---------  -----   ------     --------  ------
Balance-
 June
   30, 2001  2,900,000  $2,900  $   --     $(6,694) $(3,794)
             =========  ======  ======     =======  =======

















              See note to financial statements.





                     Total Horizon, Inc.
               (A Development Stage Company)
                  STATEMENT OF CASH FLOWS
                       (Unaudited)

             Six Months   January 31, 2000  January 31, 2000
               Ended        (Inception) to    (Inception) to
           June 30, 2001  June 30, 2000     June 30, 2001
           -------------- ----------------  ----------------
Net (loss)	     $  (2,230)	    $ (2,919)          $ (6,694)
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:

Shares issued for
 Services             --          700                700
Increase (decrease) in
 Liabilities:
Loan from share-
  holder            215            --                265
Accrued expenses     --            --              1,514
Accounts payable  2,015            19              2,015
                 ------      ---------          --------
Net cash (used) by
  operating
   activities:       --        (2,200)            (2,200)
Net cash from financing
  Activities:                                         --
Common stock issuance
  for cash           --         2,200              2,200
                 ------      ---------          --------
Increase (decrease)
  in cash            --             --                --
Cash at beginning
  of period     $    --             --                --
                -------      ---------          --------
Cash at end of
 period         $    --      $      --          $     --
                =======      =========          ========
Supplemental cash flows information:
Cash paid during the period for:
Income Taxes    $    --      $      --          $     --
                =======      =========          ========
Interest        $    --      $      --          $     --
                =======      =========          ========
Non-cash financing transactions:
Common shares issued
  for  services	 $    --      $     700          $    700

                =======      =========          ========
               See note to financial statements.

                                   5
                     Total Horizon, Inc.
                (A Development Stage Company)
                NOTE TO FINANCIAL STATEMENTS
                      June 30, 2001
                       (Unaudited)

BASIS OF PRESENTATION
--------------------------------------
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended June 30, 2001 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be
expected for the year ended December 31, 2001.   For further
information refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2000.

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

Item 2. Plan of Operation

   Total Horizon, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (August 9, 2001) the Company has had no revenues.









   The business of the Company is horizontal consulting and management services; i.e. management consulting to businesses of various sizes, advising of merger, acquisition and joint venture opportunities focusing on horizontal business combinations.

   The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

   The Company's   management is seeking funding from a
variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2001 and the first half of calendar
2002, absent other funding being obtained, the Company's primary funding for corporate expenses will be provided by the Company's Chairman and President.

   In a private transaction, encompassing the period April, 2001 to June, 2001, the Company's management transferred a significant majority of the Company's shares to a group of investors.


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

`       None.

Item 3. Defaults Upon Senior Securities

  	   None.

Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits  and Report on Form 8-K


No Exhibits.

There were no reports filed on Form 8-K during the three month period ended June 30, 2001.


SIGNATURES

	In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Total Horizon, Inc.


                           /s/ Jaak Olesk
                          -------------------------------
Dated: August 9, 2001      Jaak Olesk
---------------------      Chairman of the Board, President



