Form 10KSB
period 2001-12-31
TOTAL HORIZON INC
filed 2002-07-09
CIK 1106976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)                  --------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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


                         350 S. Center Street, Suite 500
                               Reno, Nevada 89501
             ---------------------------------------- -------------
               (Address of principal executive offices) (Zip Code)


                             (775)284-3700 ext. 1615
                           ---------------------------
                           (Issuer's telephone number)



         Securities registered under Section 12(g) of the Exchange Act:


         NA                                                 NA
-------------------                        ------------------------------------
Title of each class                           Name of each exchange on which
                                                        registered

         Securities registered under Section 12(b) of the Exchange Act:

                                  Common Stock
                             -----------------------
                                (Title of Class)


   Check whether the issuer (1) filed all report required to be filed be Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's had no revenues for fiscal year 2001.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2001, the aggregate market value of common equity held by non-affiliates was not able to be calculated as no common market for shares.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 1, 2002 there were 5,595,000 shares outstanding.

                            TABLE OF CONTENTS




Item 1. Description of Business.  ..............................    1

Item 2. Description of Property.  ..............................    3

Item 3. Legal Proceedings. .....................................    3

Item 4. Submission of Matters to a Vote.
        of Security Holders.  ..................................    3

Item 5. Market for Common Equity and Related Stockholder
        Matters.  . ............................................    3

Item 6. Plan of Operation. .....................................    4

Item 7. Financial Statements. ...........................   F-1 to F-8

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure. ....................   5

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance With Section 16(a) of
        the Exchange Act.........................................   6

Item 10. Executive Compensation. ................................   7

Item 11. Securities Ownership of Certain Beneficial Owners
         and Management. ........................................   7

Item 12. Certain Relationships and Related Transactions. ........   8

Item 13. Exhibits and reports on Form 8-K. ......................   8


SIGNATURES. .....................................................   17

PART I

Item 1. Description of Business.

Business Development:

Total Horizon, ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company, an entity with a fiscal year ending December 31, is a standard C-Corporation for federal income tax purposes. The Company is at the initial development stages. To date, the Company is in the initial stages of operations. To date, the Company has had no revenues.

The Company has never been involved in any bankruptcy, receivership or similar proceedings.

Business of Issuer:

The Company's management has entered into a term stock purchase agreement to acquire all of the outstanding stock of ATM Cards Europe Limited (ACE). Upon completion of the terms and conditions necessary to complete the acquisition, ACE will be a wholly owned subsidiary of the Company and also the Company's primary business focus. ACE provides a service based on a pre-paid card acting as both a phone card and a bank debit card. This will be the first of a number of products and services, that may be available to the Company, aimed at promoting new lifestyles based on the freedom provided by the internet and technology and simultaneously preserving the security and privacy of the individual.

Forward-Looking Statements:

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

Reports to Security Holders:

The public may read and copy any materials the Company files with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Risk Factors:

In addition to the other information contained on this Form 10-KSB report, the following risk factors should be considered carefully.

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS

Since commencing operations, the Company has not been profitable on an annual or quarterly basis. The company may never generate sufficient revenues to achieve profitability.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH

The Company's present plans require an amount of expenditure and working capital need. In the future the Company believes it may require financing in addition to the cash generated from operations. However, there can be no assurance management will be able to continue raising capital from funding source to sustain future operations. If additional resources are unavailable it may result in the Company being unable to grow according to its present plan.

MANAGEMENT'S ASSUMPTIONS REGARDING THE FUTURE MARKET MAY BE FAULTY

Management believes there will be in the future need for products and services that protect the security and privacy of the individual while allowing that individual the freedom provided by the internet and other technology. Management desire for these products and services will continue and grow. Should management's assumptions as to this desirability be faulty, the Company have difficulty achieving its planned growth.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY

The Company is run by a small number of key personnel. Should the Company experience a loss of these key people due to their inability or unwillingness to continue in their present positions, the Company's business and financial results could be materially adversely affected.

THE EFFECT OF TERRORISM

The effects of the September 11, 2001 terrorist attack on the World Trade Center have directly effected the Company's ability to raise capital. Additionally, the attack has increased the difficulty for management to predict and manage a volatile business environment and marketplace. As a result, a sudden change in the Company's market could hindering potential revenue or the capability to raise capital and could force management to cease operations indefinitely.

THE EFFECT OF CURRENCY FLUCTUATIONS

Upon the completion of the acquisition of ACE, the Company will have currency fluctuations risk exposure. Ace is located in the United Kingdom and currency is based in Pounds, a change in the exchange rate between the US dollar and the British pound could potentially result in a loss to the Company.

Item 2. Description of Property.

The Company owns no physical properties at this time, nor does the Company pay rent for use of space.

Item 3. Legal Proceedings.

The Company in not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal year ended December 31, 2001 no matters were submitted to a vote of Security Holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information:

Currently, there is no public market for the Company's common stock.
At the appropriate time, the Company's management will complete the pertinent procedures for listing the Company's common stock on the National Association of Securities Dealers Over the Counter Electronic Bulletin Board. There can be no assurance however that management will be successful in this endeavor.

The company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company.

Description of the Recent Sale of Unregistered & Registered Securities:

In February, 2000 the Company issued 2,200,000 registered shares of its common stock to its founder, Jaak Olesk, for aggregate proceeds of $2,200. The stock issuance was approved by the written consent of the Directors of the Company on February 14, 2000.

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

All 2,900,000 shares of common stock outstanding were able to be sold pursuant to Rule 144 under the Securities Act.

At July 10, 2001 the shareholders of the Company sold, in a private sale, 200,000 shares to Francis Guy Lewis Askham; 100,000 share to Marlene Joan Askham; 100,000 shares to Michael Howson-Green; 100,000 shares to Hugh Ronald Peter Reynolds; 600,000 shares to Directors Trustees Limited; 600,000 shares to Armadillo Worldwide Limited; 300,000 shares to Eris Telecoms Limited; 300,000 to Galway Communications Limited; to Sam Lupton and 250,000 shares to David Anderson. 50,000 shares were retained by Jaak Olsek.

At September 17, 2001 the Company owed to David Anderson 855,000 shares for services as Vice-President, such shares were issued as follows: 75,000 shares to Martin Trebert; 125,000 shares to Bob Merrick; 125,000 shares to Eric Miller; 125,000 shares to Marvin Stadeli; 125,000 shares to Marjorie Bradbury; 255,000 shares to Liongate Developments Ltd.; 25,000 shares to Michael Pybus.

At September 17, 2001, in consideration for accepting additional duties as President and Director 300,000 shares were issued to David Anderson. And, in consideration for accepting duties as Director, Secretary and Treasurer 100,000 shares were issued to Steve Bauman.

Also at September 17, 2001 550,000 shares were issued to David Anderson in exchange for the transfer to the Company of 550,000 shares of common stock in the publicly traded GS Telecom (GARD).


Holders:

As of December 31, 2001 there were 17 shareholders of record.

Dividends:

The Company has never declared any cash dividends.

The current policy of the company is not to pay cash dividends, but instead to retain future earnings, if any, to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.


Item 6. Plan of Operation.

Financing:

The Company's management intends to seek funding from a variety of sources which may including private placements of its stock, public offerings of its stock, as well as debt financing.

On February 24, 2000 the Company filed a Registration Statements on Form 10-SB with the United States Securities and Exchange Commission. The Registration statement went effective on April 24, 2000.

The Company's management has been successful in seeking nominal equity funding solely from sources based in the United Kingdom. However, there can be no assurance management will be able to continue raising capital from any funding source or means to sustain future operations.


Item 7. Financial Statements

Financial Statements are contained on pages F-1 through F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Total Horizons, Inc.
Beverly Hills, California

We have audited the accompanying balance sheet of Total Horizons, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001 and for the period from January 31, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Total Horizons, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period from January 31, 2000 (Inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

June 14, 2002

                              TOTAL HORIZONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                  December 31,
                                                                     2001
                                                                  ------------
                                     ASSETS

Current assets
  Investments, available for sale                                   $ 19,250
                                                                    --------
    Total current assets                                            $ 19,250
                                                                    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to officers                                                   $ 19,564
                                                                    --------
    Total current liabilities                                         19,564
                                                                    --------

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 25,000,000 shares
  Authorized, 4,705,000 shares issued and outstanding                  4,705
Additional paid in capital                                            56,050
Deficit accumulated during the development stage                     (47,319)
Accumulated other comprehensive loss                                 (13,750)
                                                                    --------
  Total Stockholders' Equity (Deficit)                                  (314)
                                                                    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 19,250
                                                                    ========






                     See accompanying summary of accounting
                   policies and notes to financial statements.


                                          TOTAL HORIZONS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENT OF OPERATIONS
                                  For the Year Ended December 31, 2001
               and for the Period From January 31, 2000 (Inception) Through December 31,
          2000 and for the Period From January 31, 2000 (Inception) Through December 31, 2001


                                                                                       Inception
                                                                                   Through December
                                                                                       31, 2001
                                                2001                 2000
                                          -----------------     ---------------    ------------------
Costs and Expenses:
  General and administrative                      $ 41,600             $ 4,464              $ 46,064
  Professional fees                                  1,255                   -                 1,255
                                          -----------------     ---------------    ------------------
                                                    42,855               4,464                47,319
                                          -----------------     ---------------    ------------------

                                          -----------------     ---------------    ------------------
Net loss                                           $(42,855)            $(4,464)             $(47,319)
                                          =================     ===============    ==================

Net loss per share:
  Net loss basic and diluted                        $ (0.01)            $ (0.00)
                                          =================     ===============

Weighted average shares outstanding:
  Basic and diluted                              3,453,863           2,900,000
                                          =================     ===============




                                See accompanying summary of accounting
                             policies and notes to financial statements.



                                                     TOTAL HORIZONS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          For the Period from January 31, 2000 (Inception) through December 31, 2001


                                  Common stock              Additional                         Other Comp.
                          ------------------------------     paid in            Accum.            Inc.
                              Shares          Amount         Capital            Deficit          (Loss)           Total
                          ---------------- -------------  ----------------  ---------------  ---------------  --------------
Issuance of common
  stock to founders
  for cash                     2,200,000   $     2,200    $            -    $           -    $           -    $      2,200

Issuance of common
  stock to founders
  for services                   700,000           700                 -                -                -             700

Net loss                               -             -                 -            (4,464)              -           (4,464)
                          ---------------- -------------  ----------------  ---------------  ---------------  --------------

Balance,
  December 31, 2000            2,900,000         2,900                 -            (4,464)              -           (1,564)

Issuance of common
  stock for services           1,255,000         1,255            23,600                -                -          24,855

Issuance of common
  stock for assets               550,000           550            32,450                -                -          33,000

Net loss                               -             -                 -           (42,855)              -          (42,855)

Comprehensive loss:

Changes in unrealized
  gains and losses on
  investments                          -             -                 -                -           (13,750)        (13,750)
                                                                                                              --------------
Total comprehensive
  loss                                 -             -                 -                -                -          (53,005)
                          ---------------- -------------  ----------------  ---------------  ---------------  --------------

Balance,
  December 31, 2001            4,705,000   $     4,705    $       56,050    $      (47,319)  $      (13,750)  $        (314)
                          ================ =============  ================  ===============  ===============  ==============


                                            See accompanying summary of accounting
                                         policies and notes to financial statements.



                              TOTAL HORIZONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2001
    and for the Period From January 31, 2000 (Inception) Through December 31,
 2000 and for the Period From January 31, 2000 (Inception) Through December 31, 2001

                                                         2001        2000        2001
                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(42,855)   $ (4,464)   $(47,319)
Adjustments to reconcile net deficit to cash used By
operating activities:
Common stock issued for services                         24,855         700      25,555
Net change in:
  Due to officers                                        18,000       1,514      19,514
                                                       --------    --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES
                                                           --        (2,250)     (2,250)
                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                       --         2,200       2,200
Shareholder advances                                       --            50          50
                                                       --------    --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
                                                           --         2,250       2,250
                                                       --------    --------    --------

NET INCREASE (DECREASE) IN CASH                            --          --          --
Cash, beg. of period                                       --          --          --
                                                       --------    --------    --------
Cash, end of period                                    $   --      $   --      $   --
                                                       ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                            --          --          --
  Income taxes paid                                        --          --          --

NONCASH TRANSACTIONS:
Acquisition of assets for common stock                 $ 33,000        --      $ 33,000




                     See accompanying summary of accounting
                   policies and notes to financial statements.


                              TOTAL HORIZONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Total Horizon, Inc. ("Total Horizon") was incorporated in Nevada on January 31, 2000, to engage in the servicing of Internet Trading and Security Business. Total Horizon will sell prepaid debit cards for use all over the world. The prepaid cards can be used at ATM machines or to make purchases from merchants.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Investments

Total Horizon holds a minority equity investment in a public company. This investments initially carried a restriction on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of this investment, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the period from inception through December 31, 2001, Total Horizon has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $47,000 at December 31, 2001, and will expire in the years 2020 and 2021.

Deferred income taxes consist of the following at December 31,:

                                               2001
                                        ----------------
    Long-term:
      Deferred tax assets               $         16,000
      Valuation allowance                        (16,000)
                                        ----------------
                                        $              -
                                        ================


NOTE 3 - COMMON STOCK

In September 2001, Total Horizon issued 550,000 shares of common stock to an officer for 550,000 shares of common stock of a publicly traded company valued at $33,000 or $0.06 per share or the fair value of the common stock received.

In September 2001, Total Horizon issued 400,000 shares of common stock for services valued at $24,000 or $0.06 per share or the fair value of the services provided.

In June 2001, Total Horizon issued 855,000 shares of common stock for services valued at $855 or $0.001 per share or the fair value of the services provided.

At inception, Total Horizon issued 2,200,000 shares of stock to its founding shareholder for $2,200 in cash.

At inception, Total Horizon issued 700,000 shares of common stock for services valued at $700 or $0.001 per share or the fair value of the services provided.


NOTE 4 - RELATED PARTY TRANSACTIONS

In September 2001, Total Horizon issued 550,000 shares of common stock to an officer for 550,000 shares of common stock of a publicly traded company valued at $33,000 or $0.06 per share or the fair value of the common stock received. Total Horizon recorded the transaction at 50% of the market value of the common stock received due to its limited trading volume.

Total Horizon neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest.

NOTE 5 - COMMITMENTS

Total horizon entered into two agreements for professional services with its two officers. The agreements are for a one year term through September 2002. Each agreement is for a minimum of $2,000 and up to $4,000 per month and will pay each officer a commission for proceeds from a debt or equity offering. The commission will be 1% for proceeds in excess $500,000 to $1,000,000, 2% for proceeds in excess of $1,000,001 to $2,000,000 and 3% for proceeds in excess of $2,000,001.


NOTE 6 - SUBSEQUENT EVENTS

In December 2001, Total Horizon entered into a stock acquisition agreement an acquired 100% of the outstanding common stock of ATTM Cards Europe Ltd. ("ACE"), a provider of prepaid debit cards in Europe for $200,000 to be paid upon Total Horizon raising $500,000 in a private offering. As of June 14, 2002, Total Horizon had raised $315,000 and had paid $150,000 of the purchase price. Total Horizon made 1 payment in March 2002 of $50,000 and made 2 payments in May 2002 totaling $100,000. Total Horizon effectively took control of the budget and operations of ACE in May 2002. Results of operations of ACE will be included from May 2002.

In April, May and June 2002, Total Horizon sold 1,610,000 shares of common stock for $0.10, $0.25 and $0.50, respectively per share or total proceeds of $315,000.

In January and April 2002, Total Horizon issued 500,000 shares of common stock to its current officers and to its former officer for services valued at $65,000 at $0.10 and $0.25 per share, respectively or the fair value of the services provided.

Total Horizon entered into a five year processing agreement with FSV Payment Systems, Ltd. in March 2002 to provide simultaneous electronic transfer of funds from one or more accounts on the system to one or more other accounts.
There are no minimum fees under this agreement.

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

From inception to date there were no disagreements with Brad Haynes CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which if not resolved to the former accountant's satisfaction would have caused him to make reference to the subject matter of the disagreement in connection with his report.

Effective May 29, 2002, the Registrant dismissed its principal auditors, Friedman, Minsk, Cole & Fastovsky. Friedman, Minsk, Cole & Fastovsky's report on the Registrant's financial statements for the year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles except that the report included a paragraph expressing substantial doubt as to the Company's ability to continue as a going concern.

The change in auditors was approved by the Company's Board of Directors.

Friedman, Minsk, Cole & Fastovsky was retained on January 1, 2000 and audited the registrant's financial statements for the year ended December 31, 2000.

From January 31, 2000, through May 23, 2002, there were no disagreements with Friedman, Minsk, Cole & Fastovsky on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, Minsk, Cole & Fastovsky, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Effective May 23, 2002, the Registrant retained Malone & Bailey, PPLC to act as Registrant's independent accountant to audit Registrant's financial statements. During the two most recent fiscal years and through May 23, 2002, the Registrant has not consulted with Malone & Bailey PPLC on items which (1) are described in Regulation S-K Item 304(a)(2)(i) or (2) concerned the subject matter of a disagreement or reportable event with the former accountants (as described in Regulation S-K Item 304(a)(2)(ii)).


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company:

Name                       Age                       Title
----                       ---                       -----
David Anderson             53                        Chairman of the Board
Steve Bauman               32                        Director

All directors have indefinite terms of office.

David Anderson became a director on August 22, 2001 following the resignation of Jaak Olesk. Steve Bauman became a director on August 22, 2001 following the resignation of Lillian Cruz.

Officers of the Company:

Name                       Age                       Title
----                       ---                       -----
David Anderson             53                        President
Steve Bauman               32                        Secretary/Treasurer

Business Experience:

   David Anderson. David Anderson is an attorney with the California State Bar and has served as an officer of corporations, both profit and non-profit, over the last twenty years. He has worked in the area of finance and identity security around negotiable instruments and credit cards for banks and credit card companies.

   Steve Bauman. Steve Bauman has served as the Companies Secretary and Director since August 2001 and in February also began serving as Treasurer. From October 1997 through March 2000, Mr. Bauman founded and served as the President of Tax Lien Information Services, a national due diligence company providing research data for the tax lien industry. Prior thereto, from February 1996 through September 1997, Mr. Bauman served as the Assistant Vice President for Breen Capital, a financial services company dedicated to acquiring tax lien certificates.

Compliance with Section 16(a) of the Exchange Act:

The Company and all related persons are in compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.


Summary Compensation Table

                                    Long-Term Compensation
                  Annual Compensation       Awards                     Payouts
(a)           (b)       (c)      (d)        (e)           (f)         (g)        (h)         (i)
Name                                       Other       Restricted                            All
and                                        Annual       Stock       Options/    LTIP       Other
Principal             Salary    Bonus   Compensation    Award(s)      SARs     Payouts  Compensation
Position      Year      ($)      ($)        ($)           ($)         (#)        ($)         ($)
--------      ----    ------     ---        ---            --         ----       ----       ---
Jaak Olesk
President     2000          -      -         -              -           -          -       $ 500


Lilian Cruz
Secretary/
Treasurer     2000          -      -         -              -           -           -      $ 100

David Anderson
VPresident    2001          -      -         -              -           -           -      $ 855

David Anderson
President     2001    $10,000      -         -              -           -           -      $ 300

Steve Bauman
Secretary/
Treasurer     2001     $8,000      -         -              -           -           -      $ 100


Note A: 2000 is for the period: From January 31, 2000 (Inception) to December 31, 2000.

Note B: David Anderson served as Vice President from January 2001 to August 2001

Note C: David Anderson served as President from August 2001 through December 2001. Steve Bauman served as Secretary/Treasurer from September 2001 through December 2001. No amounts were paid to or accrued by other individuals serving as officers in 2001.

Note D: All amounts listed as paid as salaries were accrued through December 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.


Name and Address of        Amount of                                 Percent of
Beneficial Owner           Beneficial Ownership                        Class
---------------------     ---------------------                      ---------
David Anderson             1,100,000 shares                            24%
350 S. Center Street
Suite 500
Reno, NV 89501

Steve Bauman               100,000 shares                              2%
350 S. Center Street
Suite 500
Reno, NV 89501

All Directors, Nominees
and Executive Officers
as a Group (2 persons)   1,200,000 shares                              25.5%


Directors Trustees Limited
Picquerel House, L'Islet
St. Sampsons, Guernsey, GY1 3SH
                           600,000 shares                              13%

Armadillo Worldwide Limited
Picquerel House, L'Islet
St. Sampsons, Guernsey, GY1 3SH
                           600,000 shares                              13%

Item 12. Certain Relationships and Related Transactions.

Not applicable at this time.


SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Total Horizon, Inc.

                                         /s/ David Anderson
                                         ------------------------------
Date: July 5, 2002                       David Anderson
                                         Chairman of the Board, President


Date: July 5, 2002                        /s/ Steve Bauman
                                          -----------------------------
                                          Steve Bauman
                                          Director
                                          Secretary/Treasurer