Form 10KSB
period 2002-12-31
TOTAL HORIZON INC
filed 2003-04-15
CIK 1106976

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                        FORM 10-KSB
                     -------------------

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                          ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE
     ACT
                     Commission file number 0-29685
                                            -------

                      Total Horizon, Inc.
-----------------------------------------------------------
       (Name of Small Business Issuer in its charter)


           Nevada                       95-4783100
-------------------------------   ---------------------
(State or other jurisdiction of   (I.R.S. Employer
 incorporation or organization)    Identification No.)


350 S. Center Street, Suite 500
Reno, Nevada                                 89501
----------------------------------------   ---------
(Address of principal executive offices)   (Zip code)


               (775) 284-3700 ext. 1615
              ---------------------------
              (Issuer's telephone number)


Securities registered under Section 12 (g) of the Exchange
Act:

        NA                                  NA
-------------------              -------------------------
Title of each class              Name of each exchange on-
                                 which registered

Securities registered under Section 12 (b) of the Exchange
Act:

                     Common Stock
                 -------------------
                   (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for fiscal year 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2002, the aggregate market value of common equity held by non-affiliates was not able to be calculated as no market exists for shares.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 25, 2003 there were 6,815,000 common shares outstanding.



























TABLE OF CONTENTS

PART I                                    PAGE

Item 1.  Description of Business. ....... 3

Item 2.  Description of Property......... 5

Item 3.  Legal Proceedings. ............. 5

Item 4.  Submission of Matters to a Vote
         of Security Holders. ........... 5

PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters. ... 5

Item 6.  Plan of Operation. .............  7

Item 7.  Financial Statements. .......... 8


Item 8.  Changes In and Disagreements
         With Accountants on
         Accounting and Financial
         Disclosure. ....................18

PART III

Item 9.  Directors, Executive Officers,
         Promoters and Control Persons;
         Compliance With Section 16(a)
         of the Exchange Act. ........... 18

Item 10. Executive Compensation.  .......  19

Item 11. Securities Ownership of
         Certain Beneficial
         Owners and Management. ......... 20

Item 12. Certain Relationships and
         Related Transactions.  .........  21

Item 13. Exhibits and Reports on
         Form 8-K. ......................  21

SIGNATURES.  ............................  22





PART I

Item 1. Description of Business
-------------------------------

Business Development

     Total Horizon, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company, an entity with a fiscal year ending December 31, is a standard C-Corporation for federal income tax purposes. The Company is a development stage enterprise. To date, the Company has had no significant operations. To date, the Company has had no revenues.

     The Company has never been involved in any bankruptcy, receivership or similar proceedings.

Business of Issuer:

     The Company's management has entered into a term stock purchase agreement to acquire all of the outstanding stock of ATM Cards Europe Limited (ACE). Upon completion of the terms and conditions necessary to complete the acquisition, ACE will be a wholly owned subsidiary of the Company and also the Company's primary business focus. ACE provided a service based on a pre-paid card acting as both a phone card and a bank debit card. This will be the first of a number of products and services, that may be available to the Company, aimed at promoting new lifestyle based on the freedom provided by the internet and technology an simultaneously preserving the security and privacy of the individual. There can be no assurance that the foregoing transaction will be consummated, and even if it is, that there will be any resulting revenues. To date, the Company has no revenues.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, including without limitation, statements under "Plan of Operation" and "Description of Business", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.


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

Item 3. Legal Proceedings.
----------------------------

     The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of
        Security Holders.
------------------------------------------

        None.

PART  II


Item 5.  Market for Common Equity and Related
         Stockholder Matters.
----------------------------------------------


(a) Market Information and Recent Sales of Unregistered
    Securities:

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

At July 10, 2001 the aforementioned original shareholders of the Company sold, in a discrete private sale, 200,000 shares to Francis Guy Lewis Askham; 100,000 shares to Marlene Joan Askham; 100,000 shares to Michael Howson-Green; 100,000 shares to Hugh Ronald Peter Reynolds; 600,000 shares to Direct Trustees Limited; 600,000 shares to Armadillo Worldwide Limited; 300,000 shares to Eris Telecoms Limited; 300,000 to Galway Communications Limited; 300,000 to Sam Lupton and 250,000 shares to David Anderson. 50,000 shares were retained by Jaak Olesk.

At September 17, 2001 the Company owed to David Anderson
855,000 shares for services as Vice-President, such shares were issued as follows: 75,000 shares to Martin Trebert;
125,000 shares to Bob Merrick; 125,000 shares to Eric
Miller; 125,000 shares to Marvin Stadeli; 125,000 shares to
Marjorie Bradbury; 255,000 shares to Liongate Developments
Ltd.; 25,000 shares to Michael Pybus.

At September 17, 2001 in consideration for accepting additional duties as President and Director 300,000 shares were issued to David Anderson. And, in consideration for accepting duties as Director, Secretary and Treasurer
100,000 shares were issued to Steve Bauman.

Also at September 17, 2001 550,000 shares were issued to David Anderson in exchange for the transfer to the Company of 550,000 shares of common stock in the publicly traded
Telecom (GARD).

In April, May and June 2002, Total Horizon sold 1,610,000 shares of common stock for $0.10, $0.25 and $0.50, respectively per share for total proceeds of $315,000.

In January and April 2002, Total Horizon issued 500,000 shares of common stock to its current officers and to its former officer for services valued at $65,000 at $0.10 and $0.25 per share, respectively or the fair value of the services provided.

(b) Holders

     Currently there is no public market for the Company's common stock. At the appropriate time, the Company's management will complete the pertinent procedures for listing the Company's common stock on the National
Association of Securities Dealers Over the Counter
Electronic Bulletin Board. There can be no assurance however that management will be successful in this endeavor.

     The company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company.

(b) Holders

    As of April 14, 2003 there were approximately 35 common shareholders of record.

(c) Dividends

    The Company has never declared any cash dividends.

    The current policy of the Company is not to pay cash dividends, but instead to retain future earnings, if any, to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.

Item 6.  Plan of Operation.
---------------------------

     Financing

     The Company's management is seeking funding from a variety of sources including private placements of its stock, public offering of its stock, as well as debt financing. Additionally, business combinations with entities with significant cash will be considered. However, there can be no assurance management will be successful in these endeavors.

     For the calendar year 2003, and the first quarter of 2004, it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees will be provided by the Company's Chairman of the Board of Directors and President.

     The Company, which presently has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.















































Item 7. Financial Statements.
-----------------------------

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
Total Horizon, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Total Horizon, Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations, shareholders' equity (deficit) and cash flows, for the year ended December 31, 2002 and year ended December 31, 2001, and the period from January 31, 2000 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Total Horizon, Inc. (A Development Stage Company) as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 the year ended December 31, 2001, and the period from January 31, 2000 (Inception) to December 31, 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has received no revenue and has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brad Haynes
-------------------------------------
Brad Haynes CPA

Los Angeles, California
April 14, 2003


                Total Horizon, Inc.
         (A Development Stage Company)
                 BALANCE SHEET
                December 31, 2002

ASSETS



Total Assets                $      --
                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
  Due to Officers           $  67,338

                            ---------
Total current
  liabilities                  67,338

Shareholders' Equity (Deficit)
Common stock,
  25,000,000 shares
  authorized
  at $0.001 par value;
  issued and
  outstanding
  6,815,000 shares              6,815

Additional paid in capital    433,940
(Deficit) accumulated
    during the development
      stage                  (508,093)
                            ---------
Total shareholders' equity
  (deficit)                 $ (67,338)
                            ---------
Total Liabilities and
Shareholders' Equity
  (Deficit)                 $      --
                            =========






          See Notes to Financial Statements.



                Total Horizon, Inc.
           (A Development Stage Company)
              STATEMENT OF OPERATIONS



                                            January 31,
                  Year        Year             2000
                  Ended       Ended         (Inception) to
               December 31, December 31,     December 31,
                  2002         2001             2002
               ------------ -------------   --------------



Revenue           $     --     $     --        $     --

Expenses:
General and
  Administrative  $291,524       42,855         338,843


Write down of
 Assets            169,250           --         169,250
                  --------     --------        --------
(Loss) from
 operations       (460,774)     (42,855)       (508,093)

Income taxes            --           --              --
                  --------     --------        --------
Net (loss)       $(460,774)    $(42,855)      $(508,093)
                 =========     ========       =========

Basic (Loss) per
 Common share     $  (0.07)    $  (0.01)      $   (0.11)
                  ========     ========       =========

Diluted (Loss) per
Common share      $  (0.07)    $  (0.01)      $   (0.11)
                  ========     ========       =========

Weighted average
  (basic and diluted)
   common shares
  outstanding    6,354,167    3,426,458       4,832,071
                 =========    =========       =========






             See Notes to Financial Statements.
               Total Horizon, Inc.
         (A Development Stage Company)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      (DEFICIT) For the period January 31, 2000
          (inception) to December 31, 2002

                                          (Deficit)
                                          Accumulated
                              Additional  During the
                Common   Stock  Paid-In   Development
                Shares  Amount Capital      Stage     Total
                ------  ------- --------  ----------- -----
Common
shares
 issued
  for cash    2,200,000 $2,200  $    --     $    --   $2,200

Common shares
 issued for
  services      700,000    700       --          --      700

Net (loss) for
 the period from
 inception to
 December 31,
 2000                --     --       --      (4,464)  (4,464)
               -------- -------  -------    --------  ------
Balance-
December 31,
2000          2,900,000   2,900      --      (4,464)  (1,564)

Issuance of
 common stock
 for services 1,255,000   1,255  23,600          --   24,855

Issuance of
 common stock
  for assets    550,000     550  32,450          --   33,000

Net (loss) for
 the year ended
December 31,
2001                 --      --      --    (42,855) (42,855)
              --------- ------- -------   --------  -------

Balance-
December 31,
2001          4,705,000   4,705  56,050    (47,319)  13,436

Issuance of
 common stock
  for services  500,000     500  64,500         --   65,000

See Notes to Financial Statements.

               Total Horizon, Inc.
         (A Development Stage Company)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      (DEFICIT) For the period January 31, 2000
          (inception) to December 31, 2002 (Continued)


                                         (Deficit)
                                         Accumulated
                              Additional During the
            Common     Stock  Paid-In    Development
            Shares     Amount Capital      Stage      Total
            ------    ------- ---------- ----------- -------

Common shares
 sold for cash
  in private
   placement  1,610,000      1,610    313,390      --     315,000


Net (loss)
 for the year
 ended
 December 31,
 2002                --         --         --  (460,774) (460,774)
            -----------  ---------  --------- ---------  --------
Balance-
December 31,
2002          6,815,000    $ 6,815   $433,940 $(508,093) $(67,338)
              =========    =======   ======== =========  ========





          See Notes to Financial Statements.

















               Total Horizon, Inc.
          (A Development Stage Company)
            STATEMENT OF CASH FLOWS

                                              January 31,
                    Year         Year            2000
                    Ended        Ended       (Inception) to
                 December 31,  December 31,   December 31,
                    2002         2001            2002
                 -----------   -----------   ---------------

Cash Flows From
 operating
   activities

Net (loss)       $(460,774)     $(42,855)      $(508,093)

Adjustment to
 reconcile net
  loss to cash
   used by operating
     activities:

Shares issued for
  services          65,000        24,855          90,555

Write down of
 assets acquired
  with shares       33,000            --          33,000
                ----------      --------       ---------

Net cash (used)
 by operating
  activities:     (362,774)      (18,000)       (384,538)
                ----------      --------       ---------
 Cash flows from
  financing
   activities:

Common stock
 issuance for
  cash             165,000            --         167,200
Common stock
 issuance for
 asset             150,000            --         150,000

Due to officers     47,774        18,000          67,338
                ----------      --------       ---------






            See Notes to Financial Statements.

                 Total Horizon, Inc.
          (A Development Stage Company)
        STATEMENT OF CASH FLOWS (Continued)


                                               January 31,
                For the year  For the year        2000
                   Ended        Ended         (Inception) to
                December 31,  December 31,     December 31,
                   2002         2001              2002
                -----------   -----------      -------------

Net cash
 provided
   by financing
     activities    362,774        18,000           384,538
                 ---------     ---------          --------


Increase (decrease)
  in cash               --            --                --

Cash at beginning
  of period             --            --	              --
                ----------     ---------         ---------
Cash at end
  of period     $       --     $      --         $      --
                ==========     =========         =========

Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes    $       --     $       --        $      --
                ==========     ==========        =========

Interest        $       --     $       --        $      --
                ==========     ==========        =========

Non-cash financing transactions:

Common shares
 issued
  for services  $   65,000     $   24,855        $  90,555
                ==========     ==========        =========
Common shares
 issued for
   assets       $  150,000     $   33,000        $ 183,000
                ==========     ==========        =========


           See notes to Financial Statements.


                     Total Horizon, Inc.
              (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
                    December 31, 2002



Note 1- Summary of Significant Accounting
        Policies.
-----------------------------------------

Nature of Operations
     Total Horizon Inc. (the "Company"), a Nevada
corporation, was incorporated on January 31, 2000.   The
Company is a Development Stage Company with a fiscal year ending December 31. The business of the Company is prepaid telephone cards and related areas. However, no such business operations have occurred to date. To date, the Company has had no revenues.

 Cash Equivalents

     Cash equivalents consist of funds invested in money market accounts and investments with maturities of three months or less when purchased. There were no cash equivalents for the period January 31, 2000 (inception) to December 31, 2002.

Loss per Common Share
     In February 1997, the Financial Accounting Standards
Board ("FASB") issued SFAS No. 128, "Earnings Per Share".
The statement replaced primary EPS with basic EPS, which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS. The company uses the method specified by the statement.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Issuance of Shares for Services
     Valuation of shares for services is based on the estimated fair market value of the services performed.

Income Taxes
     The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at December 31, 2002.

Reclassification of Financial Statement Presentation

      Certain reclassifications have been made to the December 31, 2001 financial statements to conform to the December 31, 2002 financial statement presentation. Such reclassifications had no effect on the net loss as previously reported.

Note 2- Income Taxes.
---------------------

     The Company has Federal net operating loss carry forwards of approximately $508,093 of which $4,464 expires in 2020, $42,855 expires in 2021 and $ 460,774
expires in 2022.

     The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in stockholders' ownership of the Company occur.

     The income tax expenses for the period are as follows:


                      2002       2001    Cumulative
                    --------   --------  -----------
Tax benefit of
 NOL                $69,116    $6,428      $76,214

Less: Valuation
 reserve            (69,116)   (6,428)     (76,214)
                    -------    -------     -------

Net tax expense          --        --           --
                    =======    =======     =======


     The deferred tax asset of $76,214 at December 31, 2002 is principally comprised of federal tax effects of the net operating loss carry forward and is fully reserved. The reserve increased by $69,116 $6,428 and $76,214 for the year ended December 31, 2002, the year ended December 31, 2001 and the period January 31, 2000 (inception) to December 31, 2002, respectively.





Note 3- Related Party Transactions.
-----------------------------------

     The Company has issued significant amounts of common shares to its directors and officers for services and assets.

     In February 2000 the Company issued 700,000 shares to
Jaak Olesk, founder, Chairman of the Board of Directors and President for services.

     Shares have been issued to David Anderson or on his behalf to others, for services and assets, during 2001 and 2002. Mr. Anderson, who has served in various capacities since August 2001 is President of the Company. The total number of shares is 1,905,000, of which 1,300,000 is owned by Mr. Anderson and 605,000 was issued to others on Mr.
Anderson's behalf.

Note 4- Development Stage Company.
----------------------------------

     The Company is a Development Stage Company.  A
Development Stage Company is one for which principal operations have generated no revenues or an insignificant amount of revenue. A Development Stage Company devotes most of its activities to establishing a new business.

Note 5-  Basis of presentation and considerations
         related to continued existence (going concern)
-------------------------------------------------------

     The Company's financial statements have been presented on the basis that it is a going concern, with contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses for all periods since inception. From inception to date the Company has had no revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

     The Company's management intends to raise additional operating funds through equity and/or debt offerings.
However, there can be no assurance management will be successful in this endeavor.

Item 8.  Changes In and Disagreements With
         Accountants on Accounting
         And Financial Disclosure.
-------------------------------------------

On April 8, 2003 the Company dismissed its auditor
Malone & Bailey, PLLC. Malone & Bailey PLLC's report on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.
The decision to change accountants was approved by the board of directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On April 12, 2003 the Company engaged Brad Haynes
CPA to audit the Company's financial statements.
The Company did not consult with Mr. Haynes regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion to be rendered or any accounting, auditing or financial reporting issue; nor did the company consult with Mr. Haynes regarding any disagreements with previous accountants.


PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance With
         Section 16(a) of the Exchange Act.
------------------------------------------------------

The following individuals are the directors of the Company:



Name of Director        Age   Title
---------------------  ------ --------
David Anderson           59   Director

Colin Gervaise-Brazier   60   Director,
                              Chairman of the
                              Board of Directors

All directors have indefinite terms of office.

Executive Officers of the Company:

Name of Executive officers     Age         Title
--------------------------   ------       -------
David Anderson                 59         President

Colin Gervaise-Brazier         60         Chief Executive
                                          Officer, Treasurer

Elizabeth Lehrer               39         Secretary

David Anderson. David Anderson is a lawyer with the California State Bar and has served as an officer of corporations, both profit and non-profit, over the last twenty years. He has worked in the area of finance and identity security around negotiable instruments and credit cards for banks and credit card companies.

     Colin Gervaise-Brazier. Colin Gervaise-Brazier, a British citizen, has an extensive finance and corporate management background. Mr. Brazier's professional experience includes the areas of credit cards and debit cards.

     Elizabeth Lehrer. Elizabeth Lehrer, a California lawyer, has practiced as an independent attorney for over ten years. Ms. Lehrer practices primarily in the area of business law.

Compliance with Section 16(a) of the Exchange Act:

The Company and all related persons are in compliance with
Section 16 (a) of the Exchange Act.

Item 10.  Executive compensation.
---------------------------------


                         Other              Securities      All
Name                             Annual Registered  Under-          other
And 	                          Compen-  Stock      Lying   LTIP   Compen-
Principal    Year   Salary Bonus sation  Award(s)   Options Payouts sation
Position   (Note A)  ($)   ($)    $       $         SARs(#)   $      $
---------- -------- ------ ----- ----   ------      ------- -----  -----

Jaak Olesk
President   2000      --    --    --      --           --     --  $1,550
            2001      --    --    --      --           --     --      --
            2002      --    --    --      --           --     --      --

Lilian Cruz
Secretary/
Treasurer   2000      --    --    --      --           --     --     100
            2001      --    --    --      --           --     --      --
            2002      --    --    --      --           --     --      --

David Anderson
Vpresident/ 2001      --    --    --      --           --     --      --
President   2002      --    --    --      --           --     --      --

Steve Bauman
Secretary/  2001 $ 8,000    --    --      --           --     --     200
Treasurer   2002      --    --    --      --           --     --     200

Note A:  2000 is for the period: From March 10, 2000
(Inception) to December 31, 2000

Note B:  David Anderson served as Vice President from
         January 2001 to August 2001

Note C: David Anderson serves as President from August 2001 through present.




Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.
-------------------------------------------------

                                     Amount of
Name and address of Beneficial       Beneficial    Percent
Owner.                               Ownership     of Class
------------------------------       ---------     --------

David Anderson                       1,300,000        17.8
350 S. Center Street
Suite 500
Reno, NV 89501

Colin Gervaise-Brazier
La Belle Epoque, Les Tracheries
St Sampsons, Guernsey
Channel Islands, GY2 4SN, U.K.              --           --
                                     ---------     --------

All Director, Nominees
and  Executive Officers
as a Group (2 persons)               1,300,000        17.8

Direct Trustees Limited                600,000         8.2
Picquerel House, L'Islet
St. Sampsons, Guernsey, GY1 3SH
United Kingdom

Armadillo Worldwide Limited            600,000         8.2
Anson Court, Les Camps
St. Martins, Guernsey
Channel Islands, GY4 6AD
United Kingdom

Note:  Colin Gervaise-Brazier is a beneficiary of Bon Accord
        Trust administered by Direct Trustees Limited.


Item 12. Certain Relationships and Related
         Transactions.
------------------------------------------


None


Item 13. Exhibits and Report on Form 8-K.
-----------------------------------------

Exhibit A- Computation of Earnings Per Share

                                              January 31,
                For The Year   For the year      2000
                   Ended         Ended       (Inception) to
                December 31,   December 31,   December 31,
                   2002          2001            2002
                ------------   ------------- --------------
BASIC EPS
---------------

Net Loss            $(460,774)    $(42,855)     $(508,093)

Weighted average
 +Numbers of shares
 used  in computing
 net loss per share 6,354,167    3,426,458      4,832,071

Net (Loss) per
  share             $   (0.07)   $   (0.01)     $   (0.01)
                    =========    =========      =========





























DILUTED EPS
------------------

Weighted Average
number of shares
used in computing
loss per share      6,354,167    3,426,458      4,832,071

Plus incremental
shares from
assumed conversions        -           --             --
                    =========    =========      =========

Weighted Average
Shares              6,354,167    3,426,548      4,832,071

Loss per share
assuming dilution   $   (0.07)    $  (0.01)     $   (0.11)
                    =========    =========      =========


There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

Or Exhibits consist of contracts, agreements and previous accountant's letter and will be filed by amendment.

SIGNATURES

      In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date: April 14, 2003        Total Horizon, Inc.

                            /s/ David Anderson
                            -------------------------------
                            David Anderson