Form 10QSB
period 2003-03-31
TOTAL HORIZON INC
filed 2003-05-20
CIK 1106976

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-QSB
                     ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE
ACT

For the transition period from      to
                              ------  ------
                  Commission file number 0-29685

                   Total Horizon, Inc.
-------------------------------------------------
        (Name of Small Business Issuer in its charter)

         Nevada                          95-4783100
-------------------------           ----------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)        Identification No.)

350 South Center Street Suite 500
Reno, Nevada							89501
------------------------------------       ---------------
(Address of principal executive offices)     (Zip code)



                   (775) 284-3700 Ext. 1615
           ----------------------------------
              (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2003
Common stock 6,815,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]


TABLE OF CONTENTS

                                                     PAGE
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements				     3-7

Item 2. Plan of Operation				     7-8

Item 3. Controls and Procedures				8

Item 4. Quantitative and Qualitative Disclosure
	   About Market Risk					8

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.				      8

Item 2. Changes in Securities.                        8

Item 3. Defaults Upon Senior Securities.        	8

Item 4. Submission of Matters to a Vote of
        Security Holders.                             8

Item 5. Other Information.                            8

Item 6. Exhibits and Report on Form 8-K.              8

SIGNATURES.                                           9















PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.

			Total Horizon, Inc.
                (A Development Stage Company)
                  CONSOLIDATED BALANCE SHEET
                      March 31, 2003
                       (Unaudited)
ASSETS

Current Assets
  Cash                              $       --
                		      	----------
Total current assets	                    --
           				      ----------
Total assets				$       --
				          	==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Due to officers                        79,338
 Accrued expenses                   $   43,571
	 				      ----------
Total current liabilities              122,909

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 6,815,000 shares          6,815
   Additional Paid in Capital          443,940

(Deficit) accumulated
    during the development
      stage	                          (573,664)
						----------
Total shareholders' equity
  (deficit)	                          (122,909)
                                    ----------
Total  Liabilities and
Shareholders' Equity (Deficit)	$       --
						==========






     See accompanying note to financial statements.



   			Total Horizon, Inc.
                (A Development Stage Company)
             CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

 	Three Months    Three Months      January 31, 2000
           Ended           Ended           (Inception) to
         March 31, 2003  March 31, 2002    March 31, 2003
         --------------  ----------------- ----------------


Revenue	$      -		$      -		$      -

Expenses:
General and
Administra-
Tive		$ 22,000		  21,405		404,414
Write down
of assets		--			--		169,250
          ----------          --------          --------
(Loss) from
  operations (22,000)		(21,405)		(573,664)

Income taxes      --			--			--
          ----------		--------		--------
Net (loss) $  22,000		$(21,405)		$(573,664)
          ==========		========		========
Basic (Loss) per
 Common
   share  $    (.01)		$   (.01)		$   (.12)
          ==========		========		========
Diluted (Loss) per
Common
  share   $    (.01)		$   (.01)		$   (.12)
          ==========		========		========
Weighted average
  (basic and diluted)
   common shares
     out-
 standing  6,815,000		6,122,059		4,867,459
          ==========		=========		=========







See accompanying note to financial statements.







                  Total Horizon, Inc.
               (A Development Stage Company)
             CONSOLIDATED STATEMENT OF CHANGES
              IN SHAREHOLDERS' EQUITY (DEFICIT)
        For the three month period ending March 31,2003
                       (Unaudited)
         					            (Deficit)
								Accumulated
                              Additional  During the
               Common   Stock  Paid-In   Development
               Shares   Amount Capital       Stage     Total
               -------  ------ ---------- ----------- ------
Balance-
December 31,
2002		6,815,000	$6,815	$433,940	$(551,664)	$(110,909)

Additional
Paid-In
Capital		--		--	10,000	--		10,000

Net (loss)
For the three
Months period
Ended March 31,
2003			--	--		--	(22,000)	(22,000)
             ---------	------	--------	-------	-------
Balance-
 March 31,
   2003      6,815,000	$6,815	$443,940	$(573,664)
	$(122,909)
             =========	======	========	=========	=========












See accompanying note to financial statements.










Total Horizon, Inc.
      (A Development Stage Company)
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

          Three Months    Three Months      January 31, 2000
             Ended           Ended          (Inception) to
          March 31, 2003  March 31, 2002    March 31, 2003
          --------------  ----------------- ----------------

Net (loss)	    $(22,000)   $     (21,405)    $ (573,664)
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:
Shares issued for
  services
Increase (decrease) in
 Liabilities:
Due to officers  12,000           --                 79,338
Accrued expenses     --        21,405                43,571
     	         ---------     --------              ---------
Net cash (used) by
  operating
    activities:  (10,000)         --              (450,755)
Net cash from
  financing
  Activities:
Common stock issuance --          --               440,755
Additional
Paid-in
Capital          10,000            --              10,000
              ---------      --------           ---------
Increase (decrease)
 in cash             --            --             450,755
Cash at beginning
  of period   $      --            --                  --
              ---------      --------           ---------
Cash at end of
  period      $      --      $     --           $      --
              =========      ========           =========
Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes  $      --      $    --           $      --
              =========      =======           =========
Interest      $      --      $    --           $      --
              =========      =======           =========
Non-cash financing transactions:
Common shares issued
  for services$      --      $    --           $  90,555
              =========      =======           =========
Common shares issued
 for assets   $      --      $                 $ 183,000
              =========      =======           =========
See accompanying note to financial statements.



Total Horizon, Inc.
               (A Development Stage Company)
             CONSOLIDATED  NOTES TO FINANCIAL STATEMENTS
                       March 31, 2003
                         (Unaudited)

BASIS OF PRESENTATION
---------------------
   The accompanying unaudited consolidated financial
statements have been prepared in accordance with generally
accepted accounting principles for interim financial
information and with the instructions to Form 10 QSB and
Item 310(b) of Regulation S-B.  Accordingly, they do not
include all of the information and footnotes required by
generally accepted accounting principles for complete
financial statements.  In the opinion of management, all
adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been
included.  During the three month period ended March 31,
2003 Stockholders' Equity (Deficit) changed only by the
amount of the net loss.  Operating results for the three
months period ended March 31, 2003 are not necessarily
indicative of the results that may be expected for the year
ended December 31, 2003.   For further information refer to
the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2002.

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

   Total Horizon, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (May 19, 2003) the Company has had no revenues. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary ATTM Cards (Europe) Limited, a United Kingdom entity. ATTM
Cards (Europe) Limited, a United Kingdom entity also has had no revenues during its existence.

	Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no significant effect on reported losses.

	Intercompany balances and transactions have been eliminated in consolidation. All amounts in these consolidated financial statements and notes thereto are stated in United States dollars.

Item 2. Plan of Operation

	During the next twelve months the Company, a development state enterprise, anticipates commencing business operations, i.e. in the field of prepaid telephone calling cards and debit cards, as well as listing its shares on the OTC Electronic Bulletin Board. There can of course be no assurance of success in achieving either of the foregoing.

	The Company, with no assets at March 31, 2003, will have to raise additional funds in the next twelve months.
The Company presently expects to raise capital primarily through private placements in the United Kingdom.

Product research and development will be pursued on an as needed basis. Currently, the Company has no plans for the purchase of plant or significant equipment.

	The Company presently has no employees. Significant changes in the number of employees are not expected.

Forward-Looking Statements
   This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

Item 3.  Controls and Procedures

(a)	The Company's shares are not publicly traded at this
      time.

(b)	Not applicable.

Item 4.  Quantitative and Qualitative Disclosure about
         Market Risk
	   The Company's shares are not publicly traded at this time.

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

        None.

Item 3. Defaults Upon Senior Securities

 	   None.

Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended March 31, 2003.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Total Horizon, Inc.

                            /s/ David Anderson
Dated: May 19, 2003        -----------------------
--------------------        David Anderson, President