Form 10QSB
period 2003-06-30
TOTAL HORIZON INC
filed 2003-08-12
CIK 1106976

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 12B-25
               NOTIFICATION OF LATE FILING

                         FORM 10-QSB

For Period Ended: June 30, 2003 SEC FILE Number 0-29685
                  -----------------             -------
PART I- REGISTRANT INFORMATION

     			Paygard, Inc.
                ----------------------
                Full Name of Registrant

                 Total Horizon, Inc.
               -------------------------
               Former Name of Registrant


350 S. Center Street, Suite 500         Reno, NV 89501
--------------------------------   -----------------------
Address of Principal Executive     City, State and Zip code
Office

PART II- RULES 12b-25 (b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b- 25(b), the following should be completed.

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense; [X] Yes


(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10Q, or portion thereof will filed on or before the fifth calendar day following the prescribed due date; [X] Yes


(c) The accountant's statement or other exhibit required by Rule 12b 25(c) has been attached if applicable [X] N/A

PART III- NARRATIVE

The Form 10-QSB cannot be filed within the prescribed time period because the Company has encountered delays in finalizing financial statements.


PART IV- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification


             Jaak Olesk       310          278-0100
            ------------   ---------   ----------------
                Name       Area code   Telephone Number

(2) Have all other periodic reports required under Section
13 or 15 (d) of the Securities Exchange Act of 1934 or
Section 30 of the Investment Company Act of 1940 during the
preceding 12 months or for such shorter period that the
registrant was required to file such report(s) been filed?
If answer is no, identify report(s).     [ ] Yes [X] No
10-QSB's for 2002

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                          [ ] Yes [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Paygard, Inc.
          -------------------------------------------
          (Name of Registrant as Specified in Charter)

has caused this notification to the signed on its behalf by the undersigned hereunto duly authorized.


Date: August 12, 2003
      ---------------
                        By: /s/ David Anderson
                            -----------------------------
                            David Anderson, Vice-President
   and Treasurer