Form 10QSB/A
period 2003-06-30
TOTAL HORIZON INC
filed 2003-08-20
CIK 1106976

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-QSB
                     ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2003
Common stock 6,815,000 shares

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



























PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.

			      Paygard, Inc.
               (A Development Stage Company)
                 CONSOLIDATED BALANCE SHEET
                      June 30, 2003
                       (Unaudited)
ASSETS

Current Assets
  Cash                             $   500,631
                		           -----------
Total current assets	               500,631
Card Inventory, at cost                 52,724
Computer equipment, net at cost         31,845
Other                                   38,462
           				     -----------
Total assets			     $   623,662
				           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable                  $ 1,087,820
 Loans payable                       1,041,034
 WGI Credit Card uploads advances  $   461,962
	 				     -----------

Total current liabilities            2,590,816

Shareholders' Equity
Common stock,
  75,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 6,815,000 shares          6,815

   Additional Paid in Capital          443,940

(Deficit) accumulated
    during the development
      stage	                        (2,417,909)
					      -----------
Total shareholders' equity
  (deficit)	                        (1,967,154)
                                   -----------
Total  Liabilities and
Shareholders' Equity (Deficit)	$  623,662
						==========




     See accompanying note to financial statements.






   			         Paygard, Inc.
                (A Development Stage Company)
             CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)
                                                  Inception
     	       Three Months     Three Months    (January 31, 2000)
                Ended            Ended             to
            June 30, 2003     June 30, 2002     June 30, 2003
            -------------     -------------    -----------------


Revenue	      $       -	$          -               -

Expenses:
General and
Administrative    $ 770,210           48,750       2,417,909
                 ----------         --------      ----------
(Loss) from
  operations       (770,210)         (48,750)     (2,417,909)

Income taxes             --	            --              --
                 ----------	     ---------     -----------
Net (loss)       $ (770,210)       $ (48,750)     (2,417,909)
                 ==========	     =========     ===========
Basic (Loss) per
 Common share    $     (.11)       $    (.01)           (.41)
                 ==========	     =========     ===========
Diluted (Loss) per
Common
  share          $     (.11)       $    (.01)           (.41)
                 ==========	     =========     ===========
Weighted average
 (basic and diluted)
  common shares
  outstanding     6,815,000        6,269,798       5,952,122
                 ==========	     =========     ===========







           See accompanying note to financial statements.










                        Paygard, Inc.
                (A Development Stage Company)
             CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

     	                  Six Months     Six Months
                          Ended           Ended
                       June 30, 2003  June 30, 2002
                       -------------  -------------


Revenue           	$      -		$      -

Expenses:
General and
Administrative          $ 1,218,775         70,750
         			 ----------       ---------
(Loss) from
  operations 		 (1,218,775)       (70,750)

Income taxes      	 	   --			--
          			-----------		---------
Net (loss) 			$(1,218,775)	$(70,750)
          			===========		=========
Basic (Loss) per
 Common share  		$     (.18)		$   (.01)
          			===========		=========
Diluted (Loss) per
Common share   		$     (.18)		$    (.01)
          			===========		=========
Weighted average
  (basic and diluted)
   common shares
   outstanding           6,815,000         6,369,800
          			==========		==========





       See accompanying note to financial statements.














                         Paygard, Inc.
               (A Development Stage Company)
             CONSOLIDATED STATEMENT OF CHANGES
              IN SHAREHOLDERS' EQUITY (DEFICIT)
        For the three month period ending June 30,2003
                       (Unaudited)

         					          (Deficit)
					      	   Accumulated
                                  Additional  During the
                  Common   Stock   Paid-In   Development
                  Shares   Amount  Capital       Stage        Total
                 -------   ------ ---------- -----------    --------
Balance-
March 31,
2003		   6,815,000   $6,815  $443,940  $(1,647,699) $(1,196,944)

Additional
Paid-In
Capital		    --	 --        --          --           --

Net (loss)
For the three
Months period
Ended June 30,
2003			   --	       --	     --	 (770,210)	 (770,210)
              ---------	  -------	--------   -----------	----------
Balance-
 June 30,
   2003      $6,815,000	  $6,815   $443,940   $(2,417,909) $(1,967,154)
             ==========	  ======   ========   ===========  ===========




           See accompanying note to financial statements.























                              Paygard, Inc.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                  Six Months      Six Months     January 31, 2000
                       Ended           Ended      (Inception) to
                  June 30, 2003  June 30, 2002     June 30, 2003
                 --------------  --------------  ----------------

Net (loss)	       $(1,218,775)      $(70,750)     $(2,417,909)
Adjustments to
reconcile net loss
to cash used by
operating activities:

Changes in assets
  and liabilities    1,719,406         70,750        2,467,785
     	               ---------     ----------      -----------
Net cash (used) by
  operating
    activities:        500,631             --           49,876
Net cash from
  financing
  Activities:
Common stock issuance       --             --          440,755
Additional
Paid-in  Capital            --             --           10,000
                     ---------     ----------       ----------
Increase (decrease)
 in cash               500,631             --          450,755
Cash at beginning
  of period          $      --             --               --
                     ---------     ----------       ----------
Cash at end of
  period             $ 500,631     $       --       $  500,631
                     =========     ==========       ==========

Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes  $      --      $    --           $      --
              =========      =======           =========
Interest      $      --      $    --           $      --
              =========      =======           =========
Non-cash financing transactions:
Common shares issued
  for services$      --      $    --           $  90,555
              =========      =======           =========
Common shares issued
 for assets   $      --      $    --           $ 183,000
              =========      =======           =========

          See accompanying note to financial statements.



                       Paygard, Inc.
               (A Development Stage Company)
             CONSOLIDATED  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2003
                         (Unaudited)

BASIS OF PRESENTATION
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended June 30,2003 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended June 30, 2003 are not necessarily indicative of the results that may be
expected for the year ended December 31, 2003.   For further information
refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2002.

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

Paygard, Inc. FKA Total Horizon, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (August 19, 2003) the Company has had no revenues. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary ATM Cards (Europe) Limited, a United Kingdom entity. ATM
Cards (Europe) Limited, a United Kingdom entity also has had no revenues during its existence. In May 2003 the Company entered into an agreement whereby it was granted by Pay2 Limited, a company registered in the Isle of Man, an exclusive 10-year license to use its Stored Value technology and Intellectual Property in orrder to market and sell Store Value products such as prepaid cards.

	The Company's revenue is anticipated to be derived from five
Sources: (1) payment for prepaid cards from merchants, (2) merchant discount fees; varies but generally between 3% to 4%, (3) system integration fees, and (4) transaction and account maintenance fees,
(5) licence and reseller fees.

	The Company's main product is a stored value prepaid card incorporating either a Visa Electron or MasterCard Maestro flag that can be loaded and reloaded by money transfer, with cash, cheques, or by credit card offering greater choice, convenience and control over spending in a variety of circumstances allowing users to transact both on and off-line. The Company is targeting its stored value products at situations where traditional bank, credit/debit card accounts may be difficult to establish or use, due to the nature of the transaction.

	Certain reclassifications have been made to conform prior periods' data to the current presentation.

	Intercompany balances and transactions have been eliminated in consolidation. All amounts in these consolidated financial statements and notes thereto are stated in United States dollars. All monies have been converted to US Dollars from British Pounds at the appropriate prevailing rates The Company had no material foreign currency translation gain or loss during the periods presented.

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended June 30, 2003. The Company has no awards of stock-based employee compensation outstanding at June 30, 2003.

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.
The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.



Impact of Recently Issued Accounting Standards

Management has also reviewed recently issued Financial Accounting Standards including the following:

FASB 141:  Business Combinations
FASB 142:  Goodwill and Other Intangible Assets
FASB 144:  Accounting for the Impairment of Disposal of Long-Lived Assets

	Management believes the adoption of these standards will not have a material effect on the Company's financial position and results of operations.


Subsequent Events
-----------------

	In July 2003 the Company entered into an agreement with a funding source, Boston Fidelity Limited. The Company has raised approximately US$5,000,000 and will issue a significant number of common shares. As of the date of this report no shares of common stock have been sold under the aforementioned private offerings/transactions and neither the Company nor the escrow agent has received any proceeds from this offering/transactions. The company has incurred no significant expenses for its account in connection with the issuance and distribution of common stock aforementioned) for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters, or other expenses.

Item 2. Plan of Operation

	During the next twelve months the Company, a development stage enterprise, anticipates commencing full business operations, Marketing and sale of Stored Value products such as pre-paid cards, as well as listing its shares on the OTC Electronic Bulletin Board. There can of course be no assurance of success in achieving either of the foregoing.

	Company's management believes the Company has enough cash for the next 12 months to sustain operations. Nevertheless Company's management is exploring additional public and private financing sources

Product research and development will be pursued on an as needed basis. Currently, the Company has no plans for the purchase of plant or significant equipment.


	The Company presently has approximately 6 full time employees. The Company has outsourced human resource requirements to a management services company the United Kingdom Apollo Consulting Limited. Management expects expenditure on human resources to increase with the needs of the business.

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

Item 2. Changes in Securities

       Subsequent Events
       -----------------

	In July 2003 the Company entered into agreements with a funding source, Boston Fidelity Limited. The Company has raised approximately US$5,000,000 and will issue a significant number of common shares. As of the date of this report no shares of common stock have been sold under the aforementioned private offerings/transactions and neither the Company nor the escrow agent has received any proceeds from this offering/transaction. The company has incurred no significant expenses for its account in connection with the issuance and distribution of common stock (aforementioned) for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters, or other expenses.

Item 3. Defaults Upon Senior Securities

 	   None.

Item 4. Submission of Matters to a Vote of Security Holders

	   A special meeting of the shareholders was held on July 29, 2003. The following were elected directors: Lord E. Timothy Razzall, John Mitchell, Greg Kennedy, Lindsay Sanford, David Anderson and Colin Gervaise-Brazier.

	The shareholders, by unanimous vote, approved a change of name to Paygard, Inc., an increase in authorized common shares to 75,000,000 and ratified business contracts.

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

	On May 21, 2003 the Company filed a report on form 8K. This report was amended May 27, 2003.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Paygard, Inc.

                             FKA Total Horizon, Inc.


                               /s/ Colin Gervaise-Brazier
Dated: August 19, 2003        ---------------------------------
----------------------        Colin Gervaise-Brazier, President