Form 10QSB
period 2003-09-30
TOTAL HORIZON INC
filed 2003-11-19
CIK 1106976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                              ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE
ACT

For the transition period from      to
                              ------  ------
                      Commission file number 0-29685

      		           Paygard, Inc.
                         -----------------------
                         Full Name of Registrant

                           Total Horizon, Inc.
                        -------------------------
                        Former Name of Registrant

         Nevada                                 95-4783100
-------------------------------          ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

350 South Center Street Suite 500
Reno, Nevada                                    89501
----------------------------------------   ---------------
(Address of principal executive offices)     (Zip code)



                   (775) 284-3700 Ext. 1615
              ----------------------------------
                 (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 18, 2003
Common stock 56,515,000 shares

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

PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.

			      Paygard, Inc.
               (A Development Stage Company)
                 CONSOLIDATED BALANCE SHEET
                      September 30, 2003
                       (Unaudited)
ASSETS

Current Assets
  Cash                               $ 1,366,784
                                     -----------
Total current assets	               1,366,784
Accounts receivable, net                 278,704
Computer equipment, net at cost           57,163
Other                                     61,178
                                     -----------
Total assets                         $ 1,763,829
                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable/
 Accrued liabilities                 $   285,237
                                     -----------

Total current liabilities                285,237

Shareholders' Equity
Common stock,
  75,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 56,515,000 shares          56,515

   Additional Paid in Capital          4,657,014

(Deficit) accumulated
  during the development stage       (3,234,937)
                                    ------------
Total shareholders' equity
  (deficit)                            1,478,592
                                    ------------
Total  Liabilities and
Shareholders' Equity (Deficit)      $  1,763,829
                                    ============




     See accompanying note to financial statements.

   			              Paygard, Inc.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)
                                                         Inception
     	             Nine Months        Nine Months    (January 31, 2000)
                      Ended              Ended              to
                  Sept. 30, 2003    Sept. 30, 2002    Sept. 30, 2003
                  --------------    --------------   -----------------


Revenue           $    200,466       $         -           200,466
Cost of
Goods Sold               2,434                 -             2,434
                  ------------       -----------       -----------
                       198,032                 -           198,032
Expenses:
General and
Administrative    $  2,233,835            70,750         3,432,969
                  ------------       -----------       -----------
(Loss) from
  operations        (2,035,803)          (70,750)       (3,234,937)

Income taxes                --                --                --
                  ------------       -----------       -----------
Net (loss)        $ (2,035,803)      $   (70,750)       (3,234,937)
                  ============       ===========       ===========
Basic (Loss) per
 Common share     $       (.17)      $      (.01)             (.46)
                  ============       ===========       ===========
Diluted (Loss) per
Common
  share           $       (.17)      $      (.01)             (.46)
                  ============       ===========       ===========
Weighted average
 (basic and diluted)
  common shares
  outstanding       12,337,222         6,269,798         7,101,278
                  ============       ===========       ===========



           See accompanying note to financial statements.

                        Paygard, Inc.
                (A Development Stage Company)
             CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

     	                 Three Months        Three Months
                          Ended               Ended
                       Sept. 30, 2003      Sept. 30, 2002
                       --------------      --------------


Revenue                 $   200,466         $          -
Cost of Goods Sold            2,434                    -
                        -----------         ------------
                            198,032                    -

Expenses:
General and
Administrative          $ 1,015,060                    -
                        -----------         ------------
(Loss) from
  operations               (817,028)                   -

Income taxes                     --                    -
                        -----------         ------------
Net (loss)              $  (817,028)        $          -
                        ===========         ============
Basic (Loss) per
 Common share           $      (.14)        $       (.00)
                        ===========         ============
Diluted (Loss) per
Common share            $      (.04)        $       (.00)
                        ===========         ============
Weighted average
 (basic and diluted)
  common shares
  outstanding            23,381,667            6,369,800
                        ===========         ============



       See accompanying note to financial statements.

                         Paygard, Inc.
               (A Development Stage Company)
             CONSOLIDATED STATEMENT OF CHANGES
              IN SHAREHOLDERS' EQUITY (DEFICIT)
      For the three month period ending September 30,2003
                       (Unaudited)


                                               (Deficit)
                                              Accumulated
                                  Additional  During the
                  Common   Stock   Paid-In   Development
                  Shares   Amount  Capital       Stage        Total
                ---------  ------- ---------- -----------    ----------
Balance-
June 30,
2003            6,815,000  $ 6,815 $  443,940  $(2,417,909) $(1,967,154)

Equity
Investment     49,700,000   49,700  4,213,074            -    4,262,774

Net (loss)
For the three
Months period
Ended September
30, 2003               --       --         --     (817,028)    (817,028)
               ----------  ------- ----------  -----------  -----------
Balance-
September
30, 2003       56,515,000  $56,515 $4,657,014  $(3,234,937) $ 1,478,592
              ===========  ======= ==========  ===========  ===========



           See accompanying note to financial statements.

                              Paygard, Inc.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                       Nine Months     Nine Months    January 31, 2000
                          Ended           Ended        (Inception) to
                      Sept. 30, 2003  Sept. 30, 2002   Sept. 30, 2003
                      --------------  --------------  ----------------

Net (loss)              $(2,035,803)     $  (70,750)      $(3,234,937)
Adjustments to
reconcile net loss
to cash used by
operating activities:

Changes in assets
  and liabilities          <860,187>         70,750          (111,808)
                        -----------      ----------       -----------
Net cash (used) by
  operating
    activities:          <2,895,990>              -        (3,346,745)
Net cash from
  financing
  Activities:
Common stock issuance        49,700              --           490,455
Additional
Paid-in  Capital          4,213,074              --         4,223,074
                        -----------     -----------       -----------
Increase (decrease)
 in cash                  1,366,784              --         1,366,784
Cash at beginning
  of period             $        --              --                --
                        -----------     -----------       -----------
Cash at end of period   $ 1,366,784     $        --       $ 1,366,784
                        ===========     ===========       ===========

Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes            $      --      $    --           $      --
                        =========      =======           =========
Interest                $      --      $    --           $      --
                        =========      =======           =========
Non-cash financing transactions:
Common shares issued
  for services          $      --      $    --           $  90,555
                        =========      =======           =========
Common shares issued
 for assets             $      --      $    --           $ 183,000
                        =========      =======           =========

          See accompanying note to financial statements.

                       Paygard, Inc.
               (A Development Stage Company)
             CONSOLIDATED  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2003
                         (Unaudited)

BASIS OF PRESENTATION
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31,
2003.   For further information refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2002.

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

Paygard, Inc. FKA Total Horizon, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (November 18, 2003) the Company has had no significant revenues. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary ATM Cards (Europe) Limited, a United Kingdom entity. ATM
Cards (Europe) Limited, a United Kingdom entity also has had no significant revenues during its existence. In May 2003 the Company entered into an agreement whereby it was granted by Pay2 Limited, a company registered in the Isle of Man, an exclusive 10-year license to use its Stored Value technology and Intellectual Property in order to market and sell Store Value products such as prepaid cards. Additionally, the Company has relationships with other entities in this field such as IPT Interpaytech of Cyprus.

	The Company's revenue is anticipated to be derived from five
Sources: (1) payment for prepaid cards from merchants, (2) merchant discount fees; varies but generally between 3% to 4%, (3) system integration fees, and (4) transaction and account maintenance fees,
(5) license and reseller fees.

	The Company's main product is a stored value prepaid card incorporating either a Visa Electron or MasterCard Maestro flag that can be loaded and reloaded by money transfer, with cash, checks, or by credit card offering greater choice, convenience and control over spending in a variety of circumstances allowing users to transact both on and off-line. The Company is targeting its stored value products at situations where traditional bank, credit/debit card accounts may be difficult to establish or use, due to the nature of the transaction.

	Certain reclassifications have been made to conform prior periods' data to the current presentation.

	Intercompany balances and transactions have been eliminated in consolidation. All amounts in these consolidated financial statements and notes thereto are stated in United States dollars. All monies have been converted to US Dollars from British Pounds at the appropriate prevailing rates. The Company had no material foreign currency translation gain or loss during the periods presented.

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


Capital Raised
--------------

	In July 2003 the Company entered into an agreement with a funding source, Boston Fidelity Limited. The Company raised approximately US$5,000,000 and issued a significant number of common shares. The
Company incurred no significant expenses for its account in connection with the issuance and distribution of common stock aforementioned) for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters, or other expenses.

Item 2. Plan of Operation

	During the next twelve months the Company, a development stage enterprise, anticipates commencing full business operations, i.e. Marketing and sale of Stored Value products such as pre-paid cards, as well as listing its shares on the OT Electronic Bulletin Board. There can of course be no assurance of success in achieving either of the foregoing.

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

Item 3.  Controls and Procedures

(a)	ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and President have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

 (b)	Not applicable.

Item 4.  Quantitative and Qualitative Disclosure about Market Risk

   The Company's shares are not publicly traded at this time.

PART II- OTHER INFORMATION
--------------------------------------------

Item 1. Legal Proceedings

   The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities


	In July 2003 the Company entered into agreements with a funding source, Boston Fidelity Limited. The Company raised approximately US$5,000,000 and issued a significant number of common shares. The Company has incurred no significant expenses for its account in connection with the issuance and distribution of common stock (aforementioned) for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters, or other expenses.

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

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        Three Exhibits: Sarbanes-Oxley Certifications.

	No reports or Form 8K were filed during the quarter ended September
30,2003.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Paygard, Inc.
                                          FKA Total Horizon, Inc.
                                          /s/ Colin Gervaise-Brazier
Dated: November 18, 2003                  ----------------------------
                                          Colin Gervaise-Brazier, President

                                                                EXHIBIT 1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Graham Newall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Paygard, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Date: November 18, 2003

                                                     /s/Graham Newall
                                                     -----------------------
                                                     Graham Newall
                                                     Chief Executive Officer

                                                               EXHIBIT 2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Gervaise-Brazier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Paygard, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Date: November 18, 2003

                                             /s/ Colin Gervaise-Brazier
                                             --------------------------
                                             Colin Gervaise-Brazier
                                             President

                                                                     EXHIBIT 3


     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18 United States Code), each of the undersigned officers of Paygard, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Report on Form 10-QSB for the quarter ended September 30, 2003 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

November 18, 2003
                                                  /s/Graham Newall
                                                  ----------------
                                                  Graham Newall
                                                  Chief Executive Officer


                                                  /s/Colin Gervaise-Brazier
                                                  -------------------------
                                                  Colin Gervaise-Brazier
                                                  President