Form 10QSB/A
period 2003-03-31
PAYGARD INC
filed 2004-04-19
CIK 1106976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                              ----------------------

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of January 27, 2004 Common stock 56,515,000 shares.

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]

PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


                                 Paygard, Inc.
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                          March 31,          December 31,
                                            2003                 2002
                                          -----------        -----------
                                          (Restated)
ASSETS

Current Assets
  Inventory                               $    16,243        $    -
  Prepaid expenses                             24,918             -
  Advance to Pay2 Limited                      11,031             -
                                          -----------       -----------
Total current assets                           52,192             -

Security deposits                               3,134             -
                                          -----------       -----------
Total Assets                              $    55,326       $     -
                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities
  Accounts payable                       $     36,606       $     -
  Payable to affiliate                        757,759             -
  Accrued expenses - officers                 552,231           67,338
  Advances - officers                           7,544             -
                                          -----------       -----------

Total current liabilities                   1,354,140           67,338
                                          ------------      -----------
Shareholders' (Deficit)
Common stock,
  75,000,000 shares authorized;
  $0.001 par value; issued and
  Outstanding, 6,815,000 shares                 6,815            6,815
Additional paid-in capital                    433,940          433,940
Foreign currency translation
  adjustments                                     (54)            -
(Deficit) accumulated during
  the development stage                    (1,739,515)        (508,093)
                                         ------------        ----------
Total shareholders'(deficit)               (1,298,814)         (67,338)
                                         ------------        ----------
Total  Liabilities and
  Shareholders'(Deficit)                 $     55,326        $    -
                                         ============        ==========

See accompanying notes to condensed financial statements.

                                 Paygard, Inc.
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                           Inception
                        Three Months      Three Months    (January 31, 2000)
                        Ended              Ended              to
                    March 31, 2003    March 31, 2002     March 31, 2003
                    --------------    --------------   ------------------
                         (Restated)                          (Restated)

Expenses:

General and

 Administrative          433 137         $    21,405       $   758,230
Product development      757,309                 -             757,309
Marketing and sales       40,976                 -              40,976
Write-off securities           -                 -             183,000

                      ------------       -----------       -----------
(Loss) from
  operations            (1,231,422)          (21,405)       (1,739,515)

Income taxes                    -                -                -
                      ------------       -----------       -----------
Net (loss)            $ (1,231,422)      $   (21,405)       (1,739,515)
                      ============       ===========       ===========
Basic (Loss) per
 Common Share         $       (.18)      $      (.01)             (.40)
                      ============       ===========       ===========
Diluted (Loss) per
Common Share          $       (.18)      $      (.01)             (.40)
                      ============       ===========       ===========
Weighted Average
  Common Shares          6,815,000         6,122,059         4,356,883
                      ============       ===========       ===========




See accompanying notes to condensed financial statements.



                                 Paygard, Inc.
                         (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                        Three months ended March 31,2003
                                  (Unaudited)


                                                               Deficit
                                                               Accumulated
                                                    Additional During the
                           Common      Stock        Paid-in    Development
                           Shares      Amount       Capital    Stage           Total
                           ------      ------      --------    -----------    -----
Balance,
December 31,2002          6,815,000   $6,815       $433,940    $(508,093)    $(67,338)

Net loss
 for the three
 months ended
 March 31, 2003
 (restated)                  -           -           -       $(1,231,422) $(1,231,476)
                           ---------   ------      --------   ----------    ---------
Balance,
 March 31, 2003
 (restated)               6,815,000   $6,815       $433,940  $(1,739,515) $(1,298,814)                             =========   =====
                         ==========   ==========   ========= ===========  ===========

See accompanying notes to condensed financial statements.


                                 Paygard, Inc.
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                       Three Months    Three Months   January 31, 2000
                          Ended           Ended        (Inception) to
                      March 31, 2003  March 31, 2002   March 31, 2003
                      --------------  --------------  ----------------
                          (Restated)                        (Restated)

Cash flows from
 operating activities:
  Net (loss)              $(1,231,422)     $  (21,405)     $ (1,739,515)
  Adjustments to
   reconcile net (loss)
   to cash from
   operating activities:
    Change in assets
     and liabilities
     Increase/(decrease)
     Inventory                (16,243)           -              (16,243)
     Prepaid                  (24,918)           -              (24,918)
     Advance to Pay2          (11,031)           -              (11,031)
     Accounts payable          36,606            -               36,606
     Payable to affiliate     757,759            -              757,759
     Officer accruals
      and advances            492,437            -              559,775
     Deposits                  (3,134)           -               (3,134)
    Stock issued for
     services                    -               -               90,555
    Write-off securities         -               -              183,000
                           -----------      ----------       -----------
                                   54            -             (167,146)
                           -----------      ----------       -----------
Net cash from
 financing activities:
  Sale of common stock           -               -              167,200
                           -----------      ----------       -----------
Currency translation
 adjustments                     (54)            -                  (54)
                           -----------      ----------       -----------
Increase (decrease)
 in cash                         -               -                 -

Cash, beginning
  of period               $      -               -                 -
                          -----------     -----------       -----------
Cash, end of period       $      -        $      -          $      -
                          ===========     ===========       ===========

See accompanying notes to condensed financial statements.

                                 Paygard, Inc.
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited)

Note A - Basis of Presentation and Business

         The accompanying unaudited condensed consolidated financial statements of Paygard, Inc. (formerly known as Total Horizon, Inc., the "Company" or "Paygard") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in
Item 7 of Form 10-KSB filed by the Company on April 15, 2003.

       Paygard, Inc. was incorporated in the state of Nevada on January 31, 2000, and is a development stage enterprise. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary ATM Cards (Europe) Limited ("ACE"), a United Kingdom entity. All intercompany balances and transactions have been eliminated in consolidation.

     All amounts in these consolidated financial statements and notes thereto are stated in U.S. dollars. All balances and transactions have been converted to U.S. dollars at the appropriate prevailing exchange rate.

       The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From inception to date, the Company has incurred significant outstanding current obligations, has earned no revenue and has incurred a substantial net loss. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

       Paygard's activities during the first quarter of 2003 were focused on developing a prepaid stored value card incorporating either a Visa Electron or MasterCard Maestro logo that can be loaded and reloaded by money transfer by cash, check, or credit card. The product is designed to offer greater choice, convenience and control over spending in various transaction circumstances both on and off-line. The Company is targeting the product in situations where traditional bank or credit/debit card accounts may be difficult to establish or use.

         The Company's wholly-owned subsidiary, ACE was dormant for the period under review. ACE was registered with Her Majesty's Customs and Excise (Business Services and Taxes) as a Money Service Provider in October 2003.

Note B - Restatement of March 31, 2003 Interim Financial Statements

The accompanying March 31, 2003 unaudited financial statements have been restated as follows:

                                                                         Originally Filed
                                                        Restated                                Difference
       Balance Sheet Data
       Assets                                            $55,326                  $  -             $55,326        c
       Liabilities                                     (1,354,140)             (122,909)         (1,231,231)    a,b
       Shareholders' deficit                           1,298,814               122,909           1,175,905

       First Quarter 2003
       Net (loss)                                     $(1,231,422)             $(22,000)        $(1,209,422)
       Net (loss) per share                                 $(.18)                $(.01)              $(.17)

       Inception to Date
       Net (loss)                                     $(1,739,515)            $(573,664)        $(1,165,851)
       Net (loss) per share                                 $(.40)                $(.12)              $(.28)



The restatement is primarily the result of the following adjustments:

a) On March 1, 2003, the Company entered into a Service Agreement with an affiliate, Apollo Consulting Limited ("Apollo"). The agreement required the Company to assume and reimburse Apollo for certain business development costs expended by Apollo. As of March 31, 2003, the amount of these obligations totaled approximately $760,000, and the Board of Directors subsequently ratified their assumption. The restatement recognizes these obligations.

b) As of March 31, 2003, business development expenses of approximately $429,000 had been incurred by officers, or had been charged to the Company by them for consulting services. These amounts have been ratified by the Board of Directors and assumed as Company obligations. Of these debts, approximately $415,000 had not previously been recorded by the Company. The restatement recognizes these additional obligations.

c) In accounting for the obligations identified above, it was determined that approximately $55,000 of the related transactions resulted in assets as reflected in the accompanying balance sheet.

     These adjustments have been recorded as corrections of errors, and accordingly, the March 31, 2003 interim financial statements have been restated.

Note C - Recent Accounting Pronouncements

       In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have any impact on its financial position or results of operations.

       SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

       In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in its' stock-based compensation accounting policy.

     In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is not expected to apply to the Company's current or planned activities.

       In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.


Note D - Related Party Relationships and Transactions

Background

         Inherent in the accounting process is the reasonable assumption that financial statements reflect measurements of bargained, arms-length negotiations by independent parties. In the event of significant related party transactions, this assumption may not be valid. A related party is a person or entity that can control or significantly influence management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests.

         Due to the many transactions of the company with persons and entities related to it, there can be no assurance that financial position and/or results of operations would be the same as if the transactions had been entered into as arm's length transactions with unrelated persons or entities.

Related Party Relationships

         The Company has the following relationships through common ownership of other entities or business relationships. These entities have conducted or are anticipated to conduct business with the Company in the future.

Apollo Consulting Limited - ("Apollo")

         Apollo Consulting Limited is based in London. Apollo provides extensive administrative services to Paygard and Pay2 and employs all personnel engaged in Paygard's business activities. Apollo also contracts for all required computer, call center and specialized stored value expertise for Pay2 and Paygard. Significant stored value system development expenditures were incurred prior to March 31, 2003 by Apollo, an affiliate of Paygard, pursuant to a Service Agreement dated March 1, 2003. To date, the funding required for these services have been provided by Argonaut. Apollo is owned, managed and controlled by a Paygard director, Lord E. Timothy Razzall and owned by John A. Mitchell's spouse.

Argonaut Associates Limited, Cyprus - ("Argonaut")

         Argonaut, based in Cyprus was responsible for the July 2003 equity financing of Paygard arranged with Boston Fidelity (see Note E). Prior to the financing, Argonaut loaned Paygard and its affiliates $1.2 million on an unsecured, interest-free basis, to be repaid as and when Paygard's cash flow permits. The agreement to repay the loan was concluded in July 2003 and accordingly, the liability and accompanying expense will be recorded in the third quarter 2003. Argonaut has also entered into a letter agreement in July 2003 to act as consultants to IPT - (see below) for a three year period beginning October 1, 2003 for $300,000 per year. Argonaut Corporate Services LTD London (an affiliate) is also the lessor of Paygard's London office facilities. Two of Argonaut's Directors are two Paygard directors, Lord Razzall and John Mitchell. The two latter own 55% of Pay2.

TERFIN TRADING LTD, CYPRUS ("TERFIN")

Terfin is a company owned by Graham Newall which owns 6,250,000 shares in Paygard (11.01%). Terfin is entitled to an annual fee of US$ 150,000 from IPT for providing management and consultancy services for a period of 3 years.

         Pay2 Limited -  ("Pay2")

                  Pay2 Limited is incorporated in and operates in the Isle of Man. The technology to be utilized by Paygard was originally developed by Pay2 with whom Paygard, has a ten-year exclusive license. As consideration, Pay2 received 4 million shares in Paygard. Among its activities, has developed a common brand that is part of the license to Paygard. Two of Pay2's six directors serve on Paygard's seven-person board of directors. Pay2 owns 1.2% of Paygard.

         Interpaytech Limited - ("IPT")

                  Interpaytech Limited is a wholly-owned subsidiary of Pay2 and is based in Nicosia, Cyprus. Paygard has entered into a resellers agreement with IPT, the details of which are yet to be finalized.

         Boston Fidelity Limited - ("Boston Fidelity")

         Boston, Fidelity Limited is a Bermuda entity based in Singapore. Boston Fidelity has a marketing fee agreement with Paygard whereby under certain conditions it will receive $5 per each new card issued by IPT up to a total of $5 million. Boston Fidelity became a 35.4% owner of Paygard as a result of its July 2003 investment (see Note E). Boston Fidelity is beneficially owned by the families of two of Paygard's directors that also serve on the board of directors of Boston Fidelity (see below).

         Airwaves Consultants Limited - ("Airwaves")

                  Airwaves Consultants Limited is a British Virgin Islands company based in Tortola, BVI. Airwaves entered into a July 2003 letter agreement to provide management and marketing consultation to IPT for three years beginning October 1, 2003 for $225,000 per year. Airwaves owns 60% of Boston Fidelity.

         Fine Choice Securities Limited - ("Fine Choice")

                  Fine Choice Securities Limited is a British Virgin Islands company based in Tortola, BVI. Fine Choice entered into a July 203 letter agreement to provide management and marketing consultation to IPT for three years beginning October 1, 2003 for $225,000 per year. Fine Choice owns 40% of Boston Fidelity.

                  Both Airwaves and Fine Choice Securities are beneficially owned by the families of two of Paygard's directors that also serve on the board of directors of Boston Fidelity.

         Miramas Services Limited - ("Miramas")

         Miramas is a Swiss company based in Guernsey, Channel Islands. Paygard has retained Miramas for corporate and financial advice for three years beginning October 1, 2003 for $150,000 per year. In addition, Miramas is entitled to 1.147% of Paygard annual net profit over the ten year life of the Paygard license with Pay2. Miramas owns 9.1% of Paygard.

Related Party Transactions (through March 31, 2003)

         Under a Service Agreement with Apollo, the Company is responsible to reimburse Apollo's expenses, plus a 10% overhead processing markup. The cumulative expenditures and 10% cost markup incurred on behalf of Paygard by Apollo through March 31, 2003 amounted to $696,771 and $60,988, respectively. The combined amount, $757,759 is an outstanding obligation as of March 31, 2003. The Company began recognizing these expenditures upon execution of the Service Agreement on March 1, 2003. Included in these charges are office rentals of $78,021 payable to the landlord (Argonaut).

         During the period August 2001 to March 31, 2003, the Company recorded a total of $429,321 of charges from Chairman of the Board of Directors John A. Mitchell ($142,238) and Chief Executive Officer Graham R. Newall ($287,083), incurred on Paygard's behalf. The charges include consulting fees of the officers ($398,401), and legal, accounting, travel and various other expenses.

         As of March 31, 2003, the Company owed officers $7,543 for advances they had made to finance operations of the Company's wholly-owned subsidiary. These advances have subsequently been repaid.

         As of March 31, 2003, the Company had outstanding loans to Pay2 of $11,031.


Note E - Events Subsequent to March 31, 2003
--------------------------------------------

         In July 2003, the Company entered into a financing agreement with an unrelated investor, Boston Fidelity. Under the agreement, Boston Fidelity subscribed to purchase 15,815,000 common shares over the succeeding four months for approximately $4,800,000. An independent financial consultant was paid $300,000 from the gross proceeds in connection therewith.

         In July 2003, the Company agreed to repay Argonaut $1,200,000 for expenditures Argonaut had made to develop the stored value business system. The obligation is a non-interest bearing promissory note that is due when cash flow of the Company permits.

         In July 2003, Argonaut sold 4,185,000 of its shares in Paygard to Boston Fidelity, for which Boston paid $1,200,000 in consideration.


Item 2. Plan of Operation

         During the next twelve months the Company, a development stage enterprise, anticipates commencing planned principal operations, i.e. marketing and sales of stored value products such as prepaid cards. It also expects to become listed on the Over-the-Counter Electronic Bulletin Board. There can of course, be no assurance of success in achieving either of the foregoing objectives.

         Management believes the Company has enough cash for the next twelve months to sustain operations. Nevertheless, the Company is exploring additional public and private financing opportunities.

         Product development will be pursued on an as needed basis. Currently, the Company has no plans for significant capital investments.

         The Company has outsourced its human resource requirements to a management services company, Apollo Consulting Limited, a related party. Management expects increased expenditures for its human resource needs over the next twelve months.

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

Item 3.  Controls and Procedures

(a) ITEM 3. CONTROLS AND PROCEDURES

      The Company's management, including the Chief Executive Officer and President have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's' disclosure controls and procedures. As a result of the evaluation and review of its controls and procedures, the financial statements contained in this 10Q have been restated, as stated in Note B of the Notes to the financial statements. Management has determined that the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of established processes.

         There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

 (b)     Not applicable.

Item 4.  Quantitative and Qualitative Disclosure about Market Risk

         The Company had no operations or investments during the quarter which could have been affected by market fluctuations.

Item 5. Management's Discussion and Analysis of Financial condition and Results of Operations

Management Discussion

         The Company intends operating a pay-as-you-go consumer payment system that allows online transactions for consumers. The Company's product will be a stored value prepaid card incorporating a VISA Electron flag that can be loaded and reloaded by money transfer, with cash, checks, or by credit card, offering greater choice, convenience and control over spending in a variety of circumstances, allowing users to transact both on and off-line.

         The Company is targeting its stored value products at situations where traditional bank, credit/debit card accounts may be difficult to establish or use given the nature of the transaction. The Company's payment system enables any individual to transact either on-line or at normal retail outlets in a safe and easy to us environment.

         It is envisaged that the Company will be able to issue cards to people in virtually any country in the world and operates a multiple currency system that offers a payment solution in most denominated currencies.

Results of Operations

         The Company has been in the development stage of operations and had, as at March 31, 2003, yet to commence formal trading activity - accordingly no revenue had been achieved. Management's focus has been on the development of its bespoke database payment system and the development and marketing of its pre-paid products.

         Management envisages that formal trading activity will commence during the second quarter of 2003.

         During the quarter the Company incurred general and administrative expenses of $433,137 compared to $21,405 in the period in 2002. Product development costs were $757,309 in the quarter and no such costs were incurred in 2002. Marketing and selling expense was $40,976 in 2003 compared to none in 2002.

         The Company's net loss from operations was ($1,231,422) in the quarter in 2003 compared to ($21,405) in the quarter in 2002. The net loss per share in the quarter was ($.18) in 2003 compared to ($.01) per share in 2002.

         The Company expects the trend of losses to continue until revenues from operations can be achieved. The Company will need substantial additional capital to fund operations, and there is no assurance such capital will be achieved.

Critical Accounting Policies and Estimates

         Given that the Company is in the formative stages, accounting policies are, similarly, in the development stage, but will conform to accounting principles generally accepted in the United States of America. Management is aware that preparation of its financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company will evaluate its estimates, including those related to bad debts, inventories, income taxes, contingencies and litigation. The Company bases its estimates on its business plan and on the assumptions contained therein, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

         The Company believes its' most critical accounting policies to date include recognition of start-up and product development costs and the corresponding accounts payable and accrued liabilities. The Company expenses all start-up and product development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-Up Activities."


Contractual Obligations

As of March 31, 2003, the Company did not have any capital lease or operating lease obligations. All of the Company's other obligations are due upon demand or within the forthcoming twelve months.

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

         No reports on Form 8K were filed during the quarter ended March 31, 2003.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Paygard, Inc.
                                          FKA Total Horizon, Inc.
                                          /s/ Colin Gervaise-Brazier
Dated: April 19, 2004                   ----------------------------
                                          Colin Gervaise-Brazier, President