Form 10QSB/A
period 2003-06-30
PAYGARD INC
filed 2004-05-18
CIK 1106976

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of April 27, 2004 Common stock 75,000,000 shares.

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]


PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 Paygard, Inc.
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                June 30,                December 31,
                                                                  2003                      2002
                                                              -----------               -----------
                                                               (Restated)
ASSETS
Current Assets

  Inventory                                                   $    21,710                 $   -
  Prepaid expenses                                                133,928                     -
  Receivable from Pay2                                            480,948                     -

                                                                -----------             -----------
Total current assets                                              636,586                     -
                                                                -----------             -----------

Computer Equipment and Software                                    31,838                     -
Accumulated Depreciation                                             (622)                    -
                                                                -----------             -----------
                                                                   31,216                     -

Security Deposits                                                     381                     -
                                                                -----------             -----------
Total Assets                                                  $   668,183               $     -
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities
  Accounts payable                                            $    91,626               $     -

  Funds payable                                                   461,962                     -
  Merchant deposits                                               632,880                     -
  Payable to Apollo Consulting                                  1,140,645                     -
  Accrued expenses - officers                                     575,266                67,338

                                                                -----------             -----------


Total current liabilities                                       2,902,379                67,338

                                                                -----------             -----------
Shareholders' (Deficit)
Common Stock,
  75,000,000 shares authorized;
  $0.001 par value; issued and
  outstanding, 6,815,000 shares                                     6,815                 6,815
Additional Paid-in Capital                                        433,940               433,940
 (Deficit) Accumulated During

  the Development Stage                                        (2,622,618)             (508,093)
Foreign Currency Translation
  Adjustments                                                     (52,333)               -

                                                                -----------             ----------

Total shareholders'(deficit)                                   (2,234,196)              (67,338)

                                                                -----------             ----------
Total  Liabilities and
  Shareholders'(Deficit)                                      $   668,183               $    -
                                                                ===========             ==========

   See accompanying notes to condensed financial statements.





                                 Paygard, Inc.
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                Inception
                        Three Months      Three Months      Six months     Six months     (January 31, 2000)
                            Ended             Ended            Ended         Ended               to
                         June 30, 2003     June 30, 2002    June 30, 2003  June 30, 2003     June 30, 2003
                        --------------    --------------    -----------    ------------     ---------------
                         (Restated)                          (Restated)                        (Restated)


Revenues                 $     -             $    -         $      -        $     -           $    -
                         -----------         -----------    -----------     ------------      ------------

Operating Expenses:
General and

  administrative           682,372           48,750         1,115,509        70,750             1,440,602
Product development        164,000              -             921,309            -                921,309
Marketing and sales         36,933              -              77,909            -                 77,909
Write-off securities           -                -               -                -                183,000

                         ------------       -----------     -----------     ------------       ------------

                           883,305           48,750         2,114,727        70,750             2,622,820

                         ------------       -----------     -----------     ------------       -----------
(Loss) from

  operations              (883,305)         (48,750)       (2,114,727)      (70,750)           (2,622,820)



Interest Income                202               -                202           -                     202


Income taxes                    -                -              -               -                       -
                         ------------       -----------     -----------     ------------       ------------

Net (loss)           $  (  883,103)     $   (48,750)      $(2,114,525)    $ (70,750)           (2,622,618)

                         ============       ===========     ===========     ============       ============

Basic and Diluted

(Loss) per Share     $       (.13)       $     (.01)      $      (.31)    $    (.01)               $ (.58)

                         ============       ===========     ===========     ============       ============

Weighted Average
  Common Shares         6,815,000         6,269,798         6,815,000     6,369,800             4,536,409
                         ============       ===========     ===========     ============        \============

             See accompanying notes to condensed financial statements.




                                 Paygard, Inc.
                         (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                         Six months ended June 30, 2003
                                  (Unaudited)


                                                                           Deficit
                                                                           Accumulated          Foreign
                                                       Additional          During the          Currency
                           Common       Stock            Paid-in           Development       Translation
                           Shares       Amount           Capital           Stage             Adjustments
                           ------       ------           --------          -----------       -----------
Balance,
December 31,2002           6,815,000   $6,815           $433,940          $(508,093)          $   -

Foreign currency
  translation

  adjustments                 -          -                -                 -                 (52,533)


Net loss
 for the six
 months ended
 June 30, 2003

 (restated)                   -          -                -              (2,114,525)              -

                           ---------   ------          --------           ----------           ---------
Balance,
 June 30, 2003

 (restated)                6,815,000   $6,815           $433,940        $(2,622,618)        $ (52,533)

                           =========   ======          ========           ==========           =========

           See accompanying notes to condensed financial statements.


                                 Paygard, Inc.
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                       Six Months      Six Months    January 31, 2000
                          Ended           Ended        (Inception) to
                      June 30, 2003   June 30, 2002   June 30, 2003
                      --------------  --------------  ----------------
                          (Restated)                     (Restated)
Cash flows from
 operating activities:

  Net (loss)            $(2,114,525)     $  (70,750)     $  (2,622,618)
  Adjustments to

   reconcile net (loss)
   to cash from
   operating activities:
    Depreciation expense        622            -                   622
    Stock issued for
      services                  -            49,345             90,555
    Write-off securities        -              -               183,000
    Change in assets
     and liabilities
     Increase/(decrease)

     Inventory              (21,710)           -               (21,710)
     Prepaid expenses      (133,928)           -              (133,928)
     Receivable from Pay2  (480,948)           -              (480,948)
     Accounts payable        91,626            -                91,626
     Funds payable          461,962            -               461,962
     Merchant deposits      632,880            -               632,880
     Payable to Apollo    1,140,645            -             1,140,645
     Accrued expenses -

       officers             507,928          21,405            575,266
                        -----------      ----------        -----------

                             84,552            -               (82,648)

                        -----------      ----------        -----------
Net cash from
 investing activities:
  Purchase of equipment    (31,838)            -               (31,838)
  Deposits                    (381)            -                  (381)
                        -----------      ----------       -----------
                           (32,219)            -               (32,219)
                        -----------      ----------       -----------

Net cash from
 financing activities:
  Sale of common stock         -               -               167,200
                        -----------      ----------       -----------
Currency translation

 adjustments               (52,333)            -               (52,333)

                        -----------      ----------       -----------
Change in cash                 -               -                 -

Cash, beginning
  of period                    -               -                 -
                        -----------     -----------       -----------
Cash, end of period     $      -        $      -          $      -
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

                                 Paygard, Inc.
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited)

Note A - Basis of Presentation and Business

         The accompanying unaudited condensed consolidated financial statements of Paygard, Inc. (formerly known as Total Horizon, Inc., the "Company" or "Paygard") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by the Company on April 15, 2003.

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

       Paygard's activities through the second quarter of 2003 were focused on continuing development of a prepaid stored value card incorporating either a Visa Electron or MasterCard Maestro logo that can be loaded and reloaded by money transfer by cash, check, or credit card. The product is designed to offer greater choice, convenience and control over spending in various transaction circumstances both on and off-line. The Company is targeting the product in situations where traditional bank or credit/debit card accounts may be difficult to establish or use.

         The Company's wholly-owned subsidiary, ACE was dormant through June 30, 2003. ACE was registered with Her Majesty's Customs and Excise (Business Services and Taxes) as a Money Service Provider in October 2003.

Note B - Restatement of June 30, 2003 Interim Financial Statements

The accompanying June 30, 2003 unaudited financial statements have been restated as follows:

                                                                   Originally Filed
                                                      Restated                               Difference
       Balance Sheet Data

       Assets                                         $ 668,183            $ 623,662             $44,521            f
       Liabilities                                   (2,902,379)          (2,590,816)           (311,563)     a,b,c,d
       Shareholders' deficit                          2,234,196            1,967,154             267,042


       Second Quarter 2003

       Net (loss)                                      (883,103)            (770,210)           (112,893)
       Net (loss) per share                               (0.13)               (0.11)              (0.02)           e


       Six Months Ended 2003

       Net (loss)                                    (2,114,525)          (1,218,775)           (895,750)
       Net (loss) per share                                (.31)                (.18)               (.13)           e


       Inception to Date

       Net (loss)                                    (2,622,618)          (2,417,909)           (204,709)
       Net (loss) per share                               (0.58)               (0.41)              (0.17)           e




The restatement is primarily the result of the following adjustments:


     a) In the second quarter the Company previously reported approximately $1,031,000 in advances that were not actually received from Argonaut Associates Limited until July 9, 2003. The restated balance sheet eliminates this error.

     b) As of June 30, 2003, business development expenses of approximately $575,000 had been incurred by officers, or had been charged to the Company by them for primarily for consulting services. These amounts have been ratified by the Board of Directors and assumed as Company obligations but $564,000 of the obligations were not previously reported. The restatement recognizes these additional obligations.

c) As of June 30, 2003, the Company had received merchant deposits of approximately $633,000 for advance payment to provide 125,000 prepaid cards. In accordance with SEC Staff Accounting Bulletin 101, the deposits have been recorded as a current liability, since delivery and payment of the prepaid cards had not taken place as of June 30, 2003. The restatement recognizes these additional obligations.

d) The Company subsequently identified other unrecorded liabilities totaling $144,000. These debts include $51,000 owed to Apollo, $73,000 of payroll and other tax obligations, and $18,000 of accounts payable of a previously unconsolidated subsidiary, ACE. The restatement records these previously omitted items.


e) The previously reported number of weighted average common shares were incorrectly calculated. The restatement recognizes the correct calculation.

f) In adjusting the Company's accounts as described above, $45,000 of assets were identified that had not been previously recognized. These include $86,127 of brokerage fees prepaid in the second quarter in connection with the July 2003 financing (to be expensed in the third quarter), offset by previously overstated inventory of $31,000 and the Pay2 receivable by $20,000.

         In addition, the Pay2 receivable was previously classified as "cash", however the funds were actually deposited in bank accounts titled in the affiliate's name as an agent of the Company. Accordingly, the funds are accounted in the restatement as a receivable of $480,948.

These adjustments and reclassifications have been recorded as corrections of errors, and accordingly, the June 30, 2003 interim financial statements have been restated.


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

         In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain types of entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.


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

Apollo Consulting Limited - ("Apollo")

         Apollo Consulting Limited is based in London. Apollo provides extensive administrative services to Paygard and Pay2 and employs all personnel engaged in Paygard's business activities. Apollo also contracts for all required computer, call center and specialized stored value expertise for Pay2 and Paygard. Significant stored value system development expenditures were incurred prior to June 30, 2003 by Apollo, an affiliate of Paygard, pursuant to a Service Agreement dated March 1, 2003. To date, the funding required for these services have been provided by Argonaut Associates Limited. Apollo is owned, managed and controlled by a Paygard director, Lord E. Timothy Razzall and owned by John A. Mitchell's spouse.

Argonaut Associates Limited, Cyprus - ("Argonaut")


         Argonaut, based in Cyprus was responsible for the July 2003 equity financing of Paygard arranged with Boston Fidelity (see Note E). Prior to that financing, in July 2003, Argonaut loaned Paygard and its affiliates $1.2 million on an unsecured, interest-free basis, to be repaid as and when Paygard's cash flow permits. The agreement to repay the loan was concluded in July 2003 and accordingly, the liability and accompanying expense will be recorded in the third quarter 2003. Argonaut has also entered into a letter agreement in July 2003 to act as consultants to IPT - (see below) for a three year period beginning October 1, 2003 for $300,000 per year. Argonaut Corporate Services Ltd London (an affiliate) is also the lessor of Paygard's London office facilities. Two of Argonaut's Directors are two Paygard directors, Lord Razzall and John Mitchell. The two latter own 55% of Pay2.

Terfin Trading Limited, CYPRUS ("TERFIN")


         Terfin is a company owned by Graham Newall which owns 6,250,000 shares in Paygard (11.01%). Terfin is entitled to an annual fee of $150,000 from IPT for providing management and consultancy services for a period of 3 years.

         Pay2 Limited -  ("Pay2")

                  Pay2 Limited is incorporated in and operates in the Isle of Man. The technology to be utilized by Paygard was originally developed by Pay2 with whom Paygard, has a ten-year exclusive license. As consideration, Pay2 received 4 million shares in Paygard on September 5, 2003. Among its activities, Pay2 has developed a common brand that is part of the license to Paygard. Two of Pay2's six directors serve on Paygard's seven-person board of directors. Pay2 owns 1.2% of Paygard.

         Interpaytech Limited - ("IPT")

                  Interpaytech Limited is a wholly-owned subsidiary of Pay2 and is based in Nicosia, Cyprus. Paygard has entered into a reseller's agreement with IPT, the details of which are yet to be finalized.

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

         Fine Choice Securities Limited - ("Fine Choice")

                  Fine Choice Securities Limited is a British Virgin Islands company based in Tortola, BVI. Fine Choice entered into a July 2003 letter agreement to provide management and marketing consultation to IPT for three years beginning October 1, 2003 for $225,000 per year. Fine Choice owns 40% of Boston Fidelity.

                  Airwaves and Fine Choice Securities are beneficially owned by the families of two of Paygard's directors that also serve on the board of directors of Boston Fidelity.

Miramas Services Limited - ("Miramas")

         Miramas is a Swiss company based in Guernsey, Channel Islands. Paygard has retained Miramas for corporate and financial advice for three years beginning October 1, 2003 for $150,000 per year. In addition, Miramas is entitled to 1.147% of Paygard annual net profit over the ten-year life of the Paygard license with Pay2. Miramas owns 9.1% of Paygard.


Related Party Transactions (through June 30 , 2003)


         Under a Service Agreement with Apollo, the Company is responsible to reimburse Apollo's expenses, plus a 10% overhead processing fee on certain items. The cumulative expenditures and 10% cost markup incurred on behalf of Paygard by Apollo through June 30, 2003 amounted to approximately $1,589,400 and $129,900, respectively. Paygard paid $578,700 of the obligations to Apollo during the quarter. The net amount of $1,140,645 is an outstanding obligation as of June 30 , 2003. The Company began recognizing these expenditures upon execution of the Service Agreement on March 1, 2003. Included in these charges are office rentals of $186,880 payable to the landlord (Argonaut).


         During the period August 2001 to June 30, 2003, the Company has recorded a total of $449,496 of charges payable to Paygard officers - $148,921 from the Chairman of the Board of Directors John A. Mitchell and $300,574 from Chief Executive Officer Graham R. Newall. The charges include consulting fees of the officers ($417,123), and legal, accounting, travel and various other expenses. In addition, other officers were owed $125,770, which had been incurred prior to the second quarter of 2003. As of June 30, 2003, none of these charges have been paid.


Note E - Events Subsequent to June 30, 2003
--------------------------------------------


         In July 2003, the Company entered into a financing agreement with Boston Fidelity. Under the agreement, Boston Fidelity subscribed to purchase 15,815,000 common shares over the succeeding four months for approximately $4,800,000. An independent financial consultant was paid $300,000 from the gross proceeds, $86,127 of which was prepaid as of June 30, 2003.


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

Item 2. Plan of Operation

         During the next twelve months the Company, a development stage enterprise, anticipates further development of its payment system which underpins the development of its marketing and sales of stored value products such as prepaid cards. It also expects to become listed on the Over-the-Counter Electronic Bulletin Board. There can of course, be no assurance of success in achieving either of the foregoing objectives.

         Management believes the Company has enough cash for the next twelve months to sustain operations. Nevertheless, the Company is exploring additional public and private financing opportunities.

         Significant information technology development expenditure is expected to be incurred in the next six months in order to achieve product development.

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

Item 3.  Controls and Procedures

(a) ITEM 3. CONTROLS AND PROCEDURES

      The Company's management, including the Chief Executive Officer and President have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's' disclosure controls and procedures. As a result of the evaluation and review of its controls and procedures, the financial statements contained in this amended Form 10-QSB have been restated, as reflected in Note B of the notes to the financial statements. Management has determined that the Company's disclosure controls and procedures are now effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

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

Management's Discussion

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

Results of Operations

Three Months Ended June 30, 2003

         Management is continuing to focus on the development of its bespoke database payment system and the development and marketing of its pre-paid products.


         The Company incurred general and administrative expenses of $883,305 compared to $48,750 in the corresponding period in 2002. Product development costs were $164,000 in the quarter and no such costs were incurred in 2002. Marketing and selling expense was $36,933 in 2003 compared to none in 2002.

         The Company's net loss from operations was ($883,103) in the quarter in 2003 compared to ($48,750) in the quarter in 2002. The net loss per share in the quarter was ($.13) in 2003 compared to ($.01) per share in 2002.

         The Company expects that the trend of losses will continue until revenues from operations can be achieved, which in turn is dependent on further product and payment system development. The Company will need substantial additional capital to fund operations, and there is no assurance such capital will be achieved.


Six Months Ended June 30, 2003

         Management anticipated the losses incurred which were in line with the developmental nature of the Company's operations.

         The Company incurred general and administrative expenses of $1,115,509 compared to $70,750 in the corresponding period in 2002. Product development costs were $921,309 in the quarter and no such costs were incurred in 2002. Marketing and selling expense was $77,909 in 2003 compared to none in 2002.

         The Company's net loss from operations was ($2,114,525) for the six month period ending June 30, 2003 compared to ($70,750) in the six month period ending June 30, 2002. The net loss per share in the six month period ending June 30, 2003 was ($.31) compared to ($.01) per share in 2002.



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

         The Company believes its most critical accounting policies to date include revenue recognition and recognition of start-up and product development costs and the corresponding accounts payable and accrued liabilities. The Company expenses all start-up and product development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-Up Activities."


Revenue Recognition

         The Company will generate revenue by way of transaction fees as well as from the sale of prepaid cards.

         To date no revenue has been generated as the Company. It is envisaged that revenue resulting from transactions (when transactions commence) will be recognized as and when transactions are completed.

         With respect to the sale of prepaid cards, the Company has entered into an arrangement with a merchant whereby 50% of the retail price of cards is payable in advance. The balance of the retail price is payable by the merchant when the cards are actually issued to cardholders. In accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition", the 50% deposit is not treated as revenue until the cards are actually issued.



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

         No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Paygard, Inc.
                                          FKA Total Horizon, Inc.
                                          /s/ Colin Gervaise-Brazier
Dated: January 27, 2004                   ----------------------------
                                          Colin Gervaise-Brazier, President