Form 10QSB/A
period 2003-09-30
PAYGARD INC
filed 2004-06-22
CIK 1106976

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of June 1, 2004 Common stock 56,515,000 shares.

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]

PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.

Paygard, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
                                          September 30,     December 31,
                                              2003              2002
                                          -----------       -----------
                                           (Restated)
ASSETS
Current Assets
  Accounts receivable                      $  297,460         $     -
  Inventory                                    78,504               -
  Prepaid expenses                              8,946               -
  Advances to affiliate Pay2                  887,818               -
  Advances to resellers                        43,570               -
                                          -----------       -----------
Total current assets                        1,316,298               -
                                          -----------       -----------

Computer Equipment and Software                58,620               -
Accumulated Depreciation                       (3,51                -
                                          -----------       -----------
                                               55,107               -

Security Deposits                                 385               -
                                          -----------       -----------
Total Assets                               $1,371,790           $   -
                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities
  Accounts payable                         $  315,12          $     -
  Funds payable                               654,716               -
  Merchant deposits                           578,674               -
  Payable to Apollo Consulting                207,420
  Payable to Argonaut Associates            1,200,000               -
  Accrued expenses - officers                 584,739            67,338
  Accrued liabilities                         291,046               -
                                          -----------       -----------

Total current liabilities                   3,831,720            67,338
                                          -----------       -----------
Shareholders' (Deficit)
Common Stock,
  75,000,000 shares authorized;
  $0.001 par value; issued and
  outstanding, 49,952,942 shares               49,953             6,815
Additional Paid-in Capital                 13,224,900           433,940
 (Deficit) Accumulated During
  the Development Stage                   (15,660,154)         (508 093)
Foreign Currency Translation
  Adjustments                                 (74,629)             -
                                         ------------        ----------
Total shareholders'(deficit)               (2,459,930)          (67,338)
                                         ------------        ----------
Total  Liabilities and
  Shareholders'(Deficit)                  $ 1,371,790         $    -
                                         ============        ==========

                   See accompanying notes to condensed financial statements.






                                 Paygard, Inc.
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                                   Inception
                        Three Months     Three Months     Nine months    Nine months     (January 31, 2000)
                        Ended            Ended            Ended          Ended               to
                       September 30,     September 30,    September 30,  September 30,      September ,
                         2003             2002               2003            2002             2003
                    --------------    --------------    -----------     ------------     ---------------
                      (Restated)                         (Restated)                       (Restated)

Revenues:
Card sales              $140,895         $   -          $  140,895        $    -         $   140,895
Transaction revenue      132,509             -             132,509             -             132,509
                      ------------       -----------     ---------     ------------      -------------
Total revenue            273,404             -             273,404             -             273,404
                      ------------       -----------     ---------     ------------      -------------

Operating Expenses:

General and
  administrative      12,730,859             -          13,846,368           70,750       14,171,461
Cost of cards sold        63,777             -              63,777             -              63,777
Product development      520,960             -           1,442,269             -           1,442 269
Marketing and sales       13,866             -              91,775             -              91,775
Write-off securities       -                 -              -                  -             183,000

                      ------------       -----------    ----------     ------------      ------------
                      13,329,462             -          15,444,189           70,750       15,952,282
                      ------------       -----------    ----------     ------------      ------------
(Loss) from
  operations         (13,056,058)            -         (15,170,785)         (70,750)     (15,678,878)


Other revenue             18,270             -              18,270             -              18,270
Interest Income              252             -                 454             -                 454


Income taxes               -                 -             -                   -                   -
                      ------------       -----------   -----------     ------------     -------------
Net (loss)          $(13,037,536)         $   -       $(15,152,061)     $   (70,750)    $(15,660,154)
                      ============       ===========   ===========     ============     =============

Basic and Diluted
(Loss) per Share       $   (0.44)        $    (0.00)    $    (1.04)     $     (0.01)       $   (2.50)
                      ============       ===========   ===========     ============     =============

Weighted Average
  Common Shares       29,901,364           6,815,000    14,538,747        5,907,463        6,263,232
                      ============       ===========   ===========     ============     =============



       See accompanying notes to condensed financial statements.


                                 Paygard, Inc.
                         (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                      Nine months ended September 30, 2003
                                  (Unaudited)


                                                        Deficit
                                                        Accumulated  Foreign
                                            Additional  During the   Currency
                          Common    Stock   Paid-in     Development  Translation
                          Shares    Amount  Capital     Stage        Adjustments
                           ------    ------ --------    -----------  -----------
Balance,
December 31,           6,815,000   $6,815   $  433,940    $(508,093)    $   -
2002

Issuance for
 services
 ($.3035/share)       33,885,000   33,885   10,250,213           -          -

Issuance for
 cash
 ($.2756/share)        9,252,942    9,253    2,540,747           -          -

Foreign currency
 translation
 adjustments           -             -          -                -      (74,629)

Net loss
 for the nine
 months ended
 September 30,
 2003
 (restated)            -             -          -       (15,152,061)        -
                     ---------     ------    --------    ------------  ---------
Balance,
September 30,
2003
(restated)            49,952,942 $49,953  $13,224,900  $(15,660,154)  $ (74,629)
                     ==========  =======   ===========   ===========  ==========

                See accompanying notes to condensed financial statements.

                                 Paygard, Inc.
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                       Nine Months      Nine Months    January 31, 2000
                          Ended           Ended        (Inception) to
                      September 30,   September 30,   September 30, 2003
                           2003           2002
                      --------------  --------------  ----------------
                          (Restated)                        (Restated)
Cash flows from
 operating activities:
  Net (loss)               $(15,152,061)   $  (70,750)       $  (15,660,154)
  Adjustments to
   reconcile net (loss)
   to cash from
   operating activities:
    Depreciation expense          3,513             -                 3,513
    Stock issued for
      services               10,284,098        49,345            10,374,653
    Write-off securities        -                   -               183,000
    Change in assets
     and liabilities
     Increase/(decrease)
     Accounts receivable       (297,460)            -              (297,460)
     Inventory                  (78,504)            -               (78,504)
     Prepaid expenses            (8,946)            -                (8,946)
     Advances to Pay2          (887,818)            -              (887,818)
     Advances to resellers      (43,570)            -               (43,570)
     Accounts payable           315,125             -               315,125
     Funds payable              654,716             -               654,716
     Merchant deposits          578,674             -               578,674
     Payable to Apollo          207,420             -               207,420
     Payable to Argonaut      1,200,000             -             1,200,000
     Accrued expenses -
       officers                 517,401        21,405               584,739
     Accrued liabilities        291,046             -               291,046
                            -----------      ----------         -----------
                             (2,416,366)            -            (2,583,566)
                            -----------      ----------         -----------
Net cash from investing
 activities:
  Purchase of equipment         (58,620)            -               (58,620)
  Deposits                         (385)            -                  (385)
                            -----------      ----------        -----------
                                (59,005)            -               (59,005)
                            -----------      ----------        -----------
Net cash from financing
 activities:
  Sale of common stock        2,550,000             -             2,717,200
                            -----------      ----------        -----------
Currency translation
 adjustments                    (74,629)            -               (74,629)
                            -----------      ----------        -----------
Change in cash                       -              -                   -

Cash, beginning
  of period                          -              -                   -
                            -----------     -----------        -----------
Cash, end of period           $      -        $     -            $      -
                            ===========     ===========        ===========

                     See accompanying notes to condensed financial statements.

                                 Paygard, Inc.
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)

Note A - Basis of Presentation and Business

         The accompanying unaudited condensed consolidated financial statements of Paygard, Inc. (formerly known as Total Horizon, Inc., the "Company" or "Paygard") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by the Company on April 15, 2003.

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

       Paygard commenced operations with one of its merchants during the third quarter of 2003, and after completion of test transaction activity during July 2003. Management continued to focus on the development of the prepaid stored value card incorporating either a Visa Electron or MasterCard Maestro logo that can be loaded and reloaded by money transfer by cash, check, or credit card. The product is designed to offer greater choice, convenience and control over spending in various transaction circumstances both on and off-line. The Company is targeting the product in situations where traditional bank or credit/debit card accounts may be difficult to establish or use.

         The Company's wholly-owned subsidiary, ACE was dormant through September 30, 2003. ACE was registered with Her Majesty's Customs and Excise (Business Services and Taxes) as a Money Service Provider in October 2003.


Revenue Recognition Policies

         The Company generates revenue by way of transaction fees as well as from the sale of prepaid cards.

         The Company has entered into an arrangement with a single merchant, whereby 50% of the retail price of cards is payable in advance. The balance of the retail price is payable by the merchant when the cards are actually sold to cardholders by the merchant. In accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition", the 50% deposit is not treated as revenue until the cards are actually sold to the cardholder.

         The Company earns transaction fees from processing transactions for cardholders. Revenue resulting from these transactions is recognized as transactions are completed. A transaction fee is charged to customers meeting certain criteria (such as account type and volume of payments received per month) for funds they receive.


        As part of its cash management process, the Company also earns interest on funds held on behalf of others by investing the stored value remaining in the customer accounts in money market and money market equivalent securities overnight. The interest income received on these investments is accrued and recognized as income in the period in which it is earned.



Note B - Restatement of September 30, 2003 Interim Financial Statements

The accompanying September 30, 2003 unaudited financial statements have been restated as follows:

                                                                             Originally
                                                        Restated               Filed             Difference               Note
                                                        --------              ------             ----------               ----
       Balance Sheet Data
       Assets                                         $ 1,371,790           $ 1,763,829          $(392,039)          j,
       Liabilities                                     (3,831,720)             (285,237)        (3,546,483)          a,b,c,d,e,f,g
       Shareholders' (deficit)                         (2,459,930)           (1,478,592)          (981,338)

       Third Quarter 2003
       Net (loss)                                     (13,037,536)             (817,028)        (12,220,508)         a,b,c,d,e,g,h,i
       Net (loss) per share                                 (0.44)                (0.14)              (0.30)         i,

       Nine Months Ended 2003
       Net (loss)                                     (15,152,061)           (2,035,803)       (13,116,258)          a,b,c,d,e,g,h,i
       Net (loss) per share                                 (1.04)                 (.17)              (.87)          i

       Inception to Date
       Net (loss)                                     (15,660,154)           (3,234,937)        (12,425,217)         a,b,c,d,e,g,h,i
       Net (loss) per share                                 (2.50)                (0.46)              (2.04)         i



The restatement is primarily the result of the following adjustments:

     a) As discussed in Note E below, in July 2003, the Company agreed to repay Argonaut $1,200,000 for expenditures Argonaut had made to develop the stored value business system. The obligation is a non-interest bearing promissory note that is due when cash flow of the Company permits. As originally filed, the September 30, 2003 financial statements did not reflect the loan. The restatement recognizes this obligation.

     b) As at September 30, 2003, the Company had received merchant deposits of $578,674 for advance payment to provide prepaid cards. In accordance with SEC Staff Accounting Bulletin 101, the deposits have been recorded as a current liability (previously recorded as revenue), since delivery and payment of the prepaid cards had not taken place as of September 30, 2003. The restatement recognizes these additional obligations.

     c) As set out in Note D below (Related Party Transactions), the Company has recorded a total of $584,739 of charges payable to Paygard officers. These charges related to various expenses incurred by officers, but consist predominantly of consulting fees payable (421,751). Charges payable to John A. Mitchell, Chairman of the Board of Directors, amounted $152,139 whilst charges payable to former Chief Executive Officer, Graham R. Newall, amounted to $303,780. In addition, other officers were owed $128,820, an obligation which had been incurred prior to the second quarter of 2003. As of September 30, 2003, none of these charges had previously been recorded.

d) Various trade accruals totaling ($291,046), including, amongst others, consulting fees to external consultants ($64,407), information technology developers ($83,777), employment taxes ($30,228) and office premises rental ($53,135), had not previously been recorded, and accordingly, are now recognized by this re-statement.

e) Pursuant to a Service Agreement with Apollo Consulting Limited (as set out in Note D below - Related Party Relationships and Transactions), the Company is responsible to reimburse Apollo's expenses, plus a 10% overhead processing fee on certain items. The Company began recognizing these expenditures upon execution of the Service Agreement on March 1, 2003. The net amount of $207,420 is an outstanding obligation as of September 30, 2003, and is corrected in this restatement

f) As of September 30, 2003, the Company had received amounts totaling $654,716 from its single merchant customer to fund transaction activity (World Games International). This arrangement includes cardholders transferring funds from their merchant accounts to their Pay2 accounts. In order to be able to do this, the Company requires deposits to cover the transfer value, before the transfers can be applied to the prepaid cards. These deposits had been received from the merchant but had not been applied to prepaid cards as of September 30, 2003, and accordingly have been recorded as liabilities in this restatement.

g) Upon reconciliation of the above mentioned activity, it was found that various accounts payable had been understated by $29,888. The restatement recognizes these additional obligations.

h) In accordance with the July 9, 2003 Shareholders Agreement with Boston Fidelity, Mirimas Services Limited (MSL)and Argonaut Associates Limited
         (AAL), the Company issued a total of 33,885,000 shares of common stock for AAL's assistance in arranging for Paygard to acquire a 10-year global license from Pay2 Limited and for financial consulting services. The valuation of these shares, a combined total of $10,284,098 ($.3035 per share), is based on the average cash price that Boston Fidelity agreed to pay for 4,800,000 shares of Paygard common stock on the same date

         Previously, the Company had valued the shares issued at par value($0.001 per share), a total of $33,885. The restated financial statements correct the approximate $10,250,000 error.


i) The previously reported number of weighted average common shares was incorrectly calculated. The restatement recognizes the correct calculation.

j) In adjusting the Company's accounts as described above, assets were identified as being overstated by approximately $392,000. These generally were related to obligations due from affiliates.

     These adjustments have been recorded as corrections of errors, and accordingly, the September 30, 2003 interim financial statements have been restated.

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

       In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period following June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.

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

Apollo Consulting Limited - ("Apollo")

         Apollo Consulting Limited is based in London. Apollo provides extensive administrative services to Paygard and Pay2 and employs all personnel engaged in Paygard's business activities. Apollo also contracts for all required computer, call center and specialized stored value expertise for Pay2 and Paygard. Significant stored value system development expenditures were incurred prior to September 30, 2003 by Apollo, an affiliate of Paygard, pursuant to a Service Agreement dated March 1, 2003. To date, the funding required for these services have been provided by Argonaut Associates Limited. Apollo is owned, managed and controlled by a Paygard director, Lord E. Timothy Razzall and owned by John A. Mitchell's spouse.

Argonaut Associates Limited, Cyprus - ("Argonaut")

         Argonaut, based in Cyprus was responsible for the July 2003 shareholders equity financing of Paygard arranged with Boston Fidelity (see Note
E) and Mirimas Services Limited. Prior to the financing, Argonaut loaned Paygard and its affiliates $1.2 million on an unsecured, interest-free basis, to be repaid as and when Paygard's cash flow permits. The agreement to repay the loan was concluded in July 2003 and accordingly, the liability and accompanying expense will be recorded in the third quarter 2003.

         In accordance with one of the terms of the equity financing agreement, the Company issued 28,185,000 ordinary shares to Argonaut in consideration for Argonaut arranging for Paygard to acquire an exclusive 10-year global license from Pay2 Limited. The shares issued to Argonaut was valued at $0.3035 per ordinary share resulting in the total value of the consideration amounting to $8,554,148.

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

Boston Fidelity Limited - ("Boston Fidelity")

         Boston, Fidelity Limited is a Bermuda entity based in Singapore. Boston Fidelity has a marketing fee agreement with Paygard whereby under certain conditions it will receive $5 per each new card issued by IPT up to a total of $4.8 million. Boston Fidelity became a 35.4% owner of Paygard as a result of its July 2003 investment (see Note E). Boston Fidelity is beneficially owned by the families of two of Paygard's directors that also serve on the board of directors of Boston Fidelity (see below).

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


Mirimas Services Limited - ("Mirimas")

         Mirimas is a Swiss company based in Guernsey, Channel Islands. Paygard has retained Mirimas for corporate and financial advice for three years beginning October 1, 2003 for $150,000 per year. In addition, Mirimas is entitled to 1.147% of Paygard annual net profit over the ten-year life of the Paygard license with Pay2. Mirimas owns 9.1% of Paygard by way of Mirimas being issued 5,700,000 ordinary shares for corporate finance services in accordance with the same shareholders equity financing agreement concluded with Boston Fidelity in July 2003 (see Note E below). These ordinary shares were valued at $0.3035 per share, resulting in a total valuation of $1,729,950 for Mirimas's Corporate Finance Services.


Related Party Transactions (through September 30, 2003)

         Under a Service Agreement with Apollo, the Company is responsible to reimburse Apollo's expenses, plus a 10% overhead processing fee on certain items. The cumulative expenditures and 10% cost markup incurred on behalf of Paygard by Apollo through September 30, 2003 amounted to $3,149,732 and $250,511, respectively. Paygard paid $3,192,823 of the obligations to Apollo during the quarter. The net amount of $207,420 is an outstanding obligation as of September 30 , 2003. The Company began recognizing these expenditures upon execution of the Service Agreement on March 1, 2003. Included in these charges are office rentals of $244,157 payable to the landlord (Argonaut).

         During the period August 2001 to September 30, 2003, the Company has recorded a total of $455,919 of charges payable to Paygard officers - $152,139 to the Chairman of the Board of Directors John A. Mitchell and $303,780 to Chief Executive Officer Graham R. Newall. The charges include consulting fees of the officers $421,751, and legal, accounting, travel and various other expenses paid by the officers on behalf of the Company. In addition, other officers were owed $128,820, an obligation which had been incurred prior to the second quarter of 2003. As of September 30, 2003, none of these charges have been paid.

Note E - Equity and Debt Financing Transactions
-----------------------------------------------


         In July 2003, the Company entered into a shareholder's equity financing agreement with Boston Fidelity, Mirimas Services Limited and Argonaut Associates Limited. Under the agreement, Boston Fidelity subscribed to purchase 15,815,000 common shares over the succeeding four months for approximately $4,800,000 resulting in an average value per ordinary share of $0.3035. An independent financial consultant was paid $300,000 from the gross proceeds, and this amount was expensed

         In accordance with this same shareholder's Agreement, the Company issued 28,185,000 ordinary shares to Argonaut in consideration for Argonaut arranging for Paygard to acquire a 10-year global license from Pay2 Limited. The shares issued to Argonaut were valued at $0.3035 per ordinary share resulting in the total value of the consideration amounting to $8,554,148. The Statement of Operations reflects this expense.

         Pursuant with the same Shareholders Agreement, the Company issued 5,700,000 shares to Mirimas Services Limited in respect of Corporate Finance Services. The shares issued to Mirimas were valued at $0.3035 per ordinary share resulting in a total valuation of these services amounting to $1,729,950. The Statement of Operations reflects this expense.


         In July 2003, the Company agreed to repay Argonaut $1,200,000 for expenditures Argonaut had made to develop the stored value business system. The obligation is a non-interest bearing promissory note that is due when cash flow of the Company permits.

         In July 2003, Argonaut sold 4,185,000 of its shares in Paygard to Boston Fidelity, for which Boston paid $1,200,000 in consideration. Argonaut has advanced the $1,200,000 received in this transaction to the Company, on an unsecured, interest-free basis, to be repaid as and when Paygard's cash flow permits.

Note F - Contingency

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From inception to date, the Company has incurred significant outstanding current obligations and has incurred substantial net losses. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Mountains West Exploration, Inc., ("Paygard, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Paygard, Inc. actual results to be materially different from any future results expressed or implied by Paygard, Inc. in those statements. Important facts that could prevent Mountains West Exploration, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

         During the next twelve months the Company the Company anticipates further development of its payment system functionality which underpins the development of its marketing and sales of stored value products such as prepaid cards. It also expects to become listed on the Over-the-Counter Electronic Bulletin Board. There can of course, be no assurance of success in achieving either of the foregoing objectives.

         Management believes the Company has enough cash for the next twelve months to sustain operations. Nevertheless, the Company is exploring additional public and private financing opportunities.

         Significant information technology development expenditure is expected to be incurred in the foreseeable future in order to achieve product development.

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

Results of Operations

Three Months Ended September 30, 2003

         Management is continuing to focus on the development of its unique database payment system and the development and marketing of its pre-paid products.


         The Company incurred general and administrative expenses of $12,739,313 compared to no such expenditures in the corresponding period in 2002. The 2003 expenses includes $10,284,098 to reflect the valuation and issuance of common stock to Argonaut and Mirimas for management and consulting services.


          Product development costs were $520,960 in the quarter and no such costs were incurred in 2002. Marketing and selling expense was $13,866 in 2003 compared to none in 2002.

         The Company's net loss from operations was ($13,037,536) in the third quarter in 2003 compared to no activity in the same quarter in 2002. The net loss per share in the quarter was ($0.44) in 2003 compared to ($0.00) per share in 2002.

         The Company has commenced generating revenue from its single merchant customer in line with commencing principal operations. Management expects that the trend of losses will continue until more significant revenues from operations can be achieved, which in turn is dependent on further product and payment system development. The Company will need substantial additional capital to fund operations, and there is no assurance such capital will be achieved.

Nine Months Ended September 30, 2003



     The Company incurred general and administrative expenses of $13,910,145 in the nine months ended September 30, 2003 compared to $70,750 in the corresponding period in 2002. Exceptional items include $10,284,098 to reflect the valuation and issuance of common stock to Argonaut and Mirimas for management and consulting services.

     Product development costs were $1,442,269 in the nine months ended September 30, 2003 and no such costs were incurred in 2002. Product development costs in 2003 included approximately $590,000 in direct development costs and $828,000 in consultancy. Marketing and selling expense was $91,775 in the nine months ended September 30, 2003 period compared to none in 2002.

     The Company's net loss from operations was ($15,152,061) for the nine month period ending September 30, 2003 compared to ($70,750) in the nine month period ending September 30, 2002. The net loss per share in the nine month period ending September 30, 2003 was ($1.04) compared to ($0.01) per share in 2002.

Critical Accounting Policies and Estimates

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


     The Company believes its most critical accounting policies to date include recognition of revenue, and product development costs, and valuation of non-monetary equity transactions. The Company expenses all start-up and product development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-Up Activities."


Revenue Recognition

         The Company generates revenue by way of transaction fees as well as from the sale of prepaid cards.


         The Company has entered into an arrangement with a single merchant, whereby 50% of the retail price of cards is payable in advance. The balance of the retail price is payable by the merchant when the cards are actually sold to cardholders by the merchant. In accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition", the 50% deposit is not treated as revenue until the cards are actually sold to the cardholder.

         The Company earns transaction fees from processing transactions for cardholders. Revenue resulting from these transactions is recognized as transactions are completed. A transaction fee is charged to customers meeting certain criteria (such as account type and volume of payments received per month) for funds they receive.


         As part of its cash management process, the Company also earns interest on funds held on behalf of others by investing the stored value remaining in the customer accounts in money market and money market equivalent securities overnight. The interest income received on these investments is accrued and recognized as income in the period in which it is earned.



Contractual Obligations

As of September 30, 2003, the Company did not have any capital lease or operating lease obligations. All of the Company's other obligations are due upon demand or within the forthcoming twelve months.

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

         No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Paygard, Inc.
                                          FKA Total Horizon, Inc.
                                          /s/ Colin Gervaise-Brazier
Dated: June 21, 2004                   ----------------------------
                                          Colin Gervaise-Brazier, President