Form 10KSB
period 2003-12-31
PAYGARD INC
filed 2004-12-03
CIK 1106976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

                       Commission file number: 0-29685

                                 CIK: 0001106976

                                PAYGARD, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



      Nevada                                                 (95-4783100)
      --------                                                 ------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization                            Identification No.)


350 South Center Street, Suite 500, Reno Nevada
-----------------------------------------------------
(Address of principal executive offices)    (Zip Code)

                                 (775) 284-3700
                                 --------------
Registrant's telephone number, including area code

Securities Registered to be Pursuant to Section 12(b) of the Act:

NONE

Securities Registered to be Pursuant to Section 12(g) of the Act

COMMON STOCK $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year: $1,088,733

Transitional Small Business Disclosure Format:

Yes No X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003: $0 based upon ano quotes December 31, 2003.

Number of outstanding shares of the registrant's common stock, as of December 31, 2003: 52,869,419.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                        10
     Item 3.   Legal Proceedings                                              10
     Item 4.   Submission of Matters to a Vote of Security Holders            10


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       11
     Item 6.   Management's Discussion and Analysis or Plan of Operation      11
     Item 7.   Financial Statements                                           17
     Item 8. Changes in and Disagreements With Accountants on Accounting 17 and Financial Disclosure
     Item 8a.  Controls and Procedures                                        17


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              18
     Item 10.  Executive Compensation                                         20
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 20
     Item 12.  Certain Relationships and Related Transactions                 21
     Item 13.  Exhibits and Reports on Form 8-K                               23
     Item 14.  Principal Accountant Fees and Services                         23

SIGNATURES                                                                    24

PART I

Item 1. Description of Business
-------------------------------

Business Development

Paygard, Inc. ("Paygard" or "the Company") was incorporated in the state of Nevada on January 31, 2000. Prior to 2003, the Company was a non-operating entity, considered to be in the development stage. During the third quarter of 2003, Paygard completed development activities and commenced "stored value card" operations, related account transaction processing, and other planned principal activities. Accordingly, Paygard is no longer a development stage company.

To commence stored value card operations, a single merchant contract was entered into, enabling their customers to conclude transactions on cards that were issued by the Company's banking partner, a licensed issuer of Visa Electron cards with whom the Company has an association with. Approximately $69.7 million worth of transactions have been processed on a total issuance of 70,186 cards during the period July through December 2003.

The Company is yet to achieve positive cash flow generation and has recorded a significant loss for the period under review. Management recognizes that the Company needs to conclude further merchant contracts in order to increase both card sales and transaction revenue and in order to support current levels of expenditure. Refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed explanation of results.

Significant development expenditure has been incurred with regards to the Company's bespoke payment system upon which the successful operation of card transactions can take place. It is expected that further system development expenditure will be incurred resulting in increased functionality in the way a customer can conclude transactions on their card and increase the Company's competitive position within other market segments.

In 2003, the Company raised an amount of $3,550,000 by way of private placement resulting in the issuance 12,169,414 common shares of the Company, (see Note 7 to the Financial Statements for a more detailed discussion of changes in equity).

Once our bespoke payment system develops further functionality, we intend to diversify into other market segments, including amongst others, Money Remittance, Payroll Processing and Consumer Applications. These additional market segments are discussed in more detail in Marketing and Sales below.

Business of Issuer

The Company, operates an online money payment and transfer service that utilizes and extends the existing international banking structure to provide a secure means of transferring and paying funds worldwide. Its revenues are generated on a fee for service basis and results in a fee earned each time a card is used, such fee being payable by the Customer (or Account Holders and which are settled daily) or alternatively by the Merchant (or Client - which are settled monthly). The cards incorporate a registered U.K. trademark and concept "Pay2", licensed from an affiliate, Pay2 Limited.

Paygard's aim is for its licensed payment system to become the online payment network of choice around the world, with the Company serving essentially as an intermediary in the exchange of information between contracted merchants, through which customers are obtained, and its Card Association (who simultaneously act as our banking partner) who issue cards onto which customers funds are placed and withdrawn and who are a licensed issuer of the VISA Electron flag.

Paygard's worldwide service permits its Merchants (Clients) and Customers (Account Holders) to transfer and collect funds in an efficient manner. The Company provides Merchants with a total outsourced payment solution for all their money transfer requirements - and their Account Holders with a variety of products ranging from virtual accounts and cards to Visa Card products usable at Automated Teller Machines ("ATM") and Point of Sales ("POS") outlets accredited by Visa.

Our bespoke payment infrastructure serves the needs of Merchants and Customers by providing a secure, convenient and cost-effective online payment system with our strategy being to enable our Merchants to source funds globally and to enable their Customers to transfer funds worldwide in a secure manner using a system which is based on the same proven and accepted technology that underpins pre-paid mobile phone and ATM cards.

The Company's customers are established by the Account Holder first having a member account with a Merchant the Company has contracted with. The Customer must then register their details with the Company, who then forward this information, real-time, to the Card Association. Visa Electron Cards and virtual instant accounts are then issued to the Customers who have registered and who then must log on and activate their accounts online; in addition, Account Holders must adhere to the Card Associations terms and conditions, including amongst others, requests for verification of personal identity documents and particulars within 14 days for activation to remain valid. Non receipt of personal identity documents results in the account being blocked.

A card transaction begins when a cardholder logs onto a Merchant website, with which he/she has a separate online account, and requests that an amount is transferred from his/her Merchant account to his/her Visa electron card. This information is relayed real time onto our payment system which then forwards the information real time to the Card Association. The Card Association is responsible for maintaining the daily debit and credit accounting entries on the cards/accounts - they therefore credit (or, using industry terminology, "Load") the Customers account. Customers may also request transfers back to their separate Merchant account held with the Merchant and hence the flow of funds may be to and from their cards/accounts. These transactions are termed "ON US" transactions as the Company's role is to act as an exchange of information, between the Customer and the Card Association, for which our payment system is responsible for.

Once funds are credited/loaded onto Account Holders cards, they may be used to transact at ATM's and POS's accredited by VISA. As the Company does not act as the primary collector/generator of these types of transactions/information, which is then transferred to the Card Association, these transaction types are termed "OFF US" transactions, in that they occur off our payment system. These transactions are however uploaded daily onto our payment system from the Card Association in order to update customer balances.

The net "ON US" amount to be loaded onto/taken off cards is advised daily to the applicable Merchant who is responsible for maintaining sufficient funds in our "Settlement Account" from which the Card Association utilizes to withdraw funds from (to fund ON US loads) and reimburse funds to (OFF US transfers back to the Merchant). Merchants receive a daily statement reflecting all activity passing through their account according to a specified time frame and agreeing with cash movements out of the Settlement Account; this enables them to account for all transactions that they fund/ receive, as the case may be.

The transactions described above represent approximately 98% of the typical daily transaction volume. The remaining 2% represent transactions whereby a Customer is able to credit/load his instant virtual account using his/her personal credit card. Such transactions begin with a Customer providing (real-time) his/her credit card details and amounts intended to be transfered to his/her account. We interact in a complex series of electronic connections with a credit card fraud prevention institution (verifying and vetting the credit card details), the credit card acquirer (an intermediary between ourselves and the customer's credit card company) and the Card Association. The funding of the credit to the customers instant virtual account is in the same way described above and as per an ON US transaction. The credit card acquirer receives funds from the credit card company and in turn pays these funds over to the Company, net of interchange fees (generally speaking 14 days after the initial load to the Customer's account). We, in turn reimburse the Merchant with these funds received from the credit card acquirer.

Products and Services
At the core of Paygard's product and service offering is the prepaid card incorporating the Visa Electron flag and Pay2 logo. Prepaid cards are the credit and debit card industry's newest category of everyday payment products. Prepaid products are not credit cards and offer greater choice, convenience and control over spending in a variety of circumstances.

The Paygard card is a "pay as you go" or prepaid card that has no inherent value until it is loaded with a cash value before it is used. Paygard's prepaid products are beneficial to the user by way of cost effectiveness in comparison to traditional cumbersome and labor-intensive banking products.

Paygard's prepaid cards can be non-personalized, have an expiration date, can exist in the physical or virtual world, are re-loadable or disposable, and can be instantly issued. Issuers can customize prepaid products and deliver them through new channels of distribution, including retailers and other businesses. Cards, at present, can be loaded with funds using Credit Card, cash and money transfer and it is envisaged at any participating banking outlets, retail outlets or via transfer from another bank account.

Competition
Although Paygard has created a unique position within the European market, it competes globally with a number of large transaction processing companies and regionally with a number of smaller payment service providers.

Traditionally Customers and Merchants effected payments by a varied number of methods including checks, wires and credit cards. Many Customers and Merchants conducting transactions online find these traditional payment methods expensive and/or inconvenient.

As an alternative payment service, Paygard currently competes with the traditional payment services provided through banking products, such as electronic funds transfers and credit cards and may compete with new services offered by the banks in the future. Some competitors focus on merchants and only offer electronic processing and risk management services.

Marketing and Sales

Marketing & Communications (PR)
The overall marketing objective for Paygard is to establish itself as the leading European prepaid solutions provider. Successful communications campaigns will improve brand awareness which is critical to market leadership and to facilitate sales. This will be accomplished mainly through public relationship initiatives. We envision targeting industry publications and events utilizing contracted experts.

The Company website will be the primary information publishing vehicle and will provide prospects with as much information as possible to support a purchase decision. Web visitors will be drawn from several low-cost but effective search engine sources including Google search results, Google and Overture keyword-based site-bars.

Prospects will also be drawn to the website by published articles from Paygard staff and from industry speaking events. Paygard principals have demonstrated the investment in time and resources to position themselves as thought leaders in the prepaid payment space, and this dedication to industry leadership will continue to the benefit of Paygard.

Business Development
Paygard will leverage existing relationships with issuing banks, card-processors, and pay-in networks to provide a broader value proposition to customers and obtain increased product sales.

A variety of firms are targeted for business development partnerships, including some of the categories listed below:

o        Card issuing banks world-wide;

o        Credit and debit card processors;

o        Pay-in networks;

o        Mobile prepaid companies;

o        International call-card providers;

o        Payroll processors; and

o        Money exchange companies.


Sales
Paygard will employ a direct sales model with a small full-time sales and marketing staff for `in-house' sales. Lead generation and out-side sales are largely outsourced:

o Utilization of an established Market Development Company - The focus is on lead generation from an established data-base of target accounts. Formalized tele-prospecting services and account penetration techniques are utilized for maximum effect, efficiency, and flexibility. Paygard will contract an established multi-lingual capable organization with pan-European coverage.

o Use of independent resellers or contracted `Sales Executive Rep-net' - In conjunction with the Market Development Partner, contracted sales executives who due to their contacts in the relevant sectors have opened doors to potential major clients in order to shorten the sales lead time and ensure Paygard is in contact with the decision makers at these organizations. Paygard will progressively widen the re-seller network initially based on geographical territories followed by segment specific contracted sales executives.

Sales tactics include approaching senior management of targeted companies, with significant involvement from both IT management and line-of-business management during the sales process. A variety of direct sales tools will be developed to support selling activities including:

o        Product data sheets

o        White papers

o        Online demonstrations and associated resources

o        Standardized proposals and other tools

o        Sample card products and customer packs


Industry Overview and Target Markets
Industry Overview
According to the Pelorus Group (July 2004)over 22 million prepaid payment cards will be issued in 2004, and within five years more than 50 million will be in use - representing over $2 trillion in transaction volume in United States alone. A study by the Tower Group (November 2002) predicts payments using prepaid cards will reach $500 billion worldwide by 2007 (from $240 billion in 2003).

According to Visa's year end figures, prepaid card sales and cash volumes grew 240% in 2003, on the back of 300 major employers and several payroll providers offering a Visa payroll card as a paycheck alternative.

A Visa study reported in Card Forum Magazine (January 2004) identified three major categories where prepaid could be used:

o  Government to consumer (disbursements such as social security payments);

o  Business to employee (payroll, bonus cards, commission and related payments);

o Consumer to consumer (gift, campus, travel and other cards).

The cash and check value of these categories (which theoretically could become prepaid) is over $2 trillion.

The positive forecasts for the growth of prepaid are based on the early success of telecom (in Europe over 70% of mobile phones are prepaid) and retailer gift cards. This ensures that the Paygard model is easily understood by the mass market.

Although Europe has been leading the world in prepaid market for wireless airtime, there are only a handful of European domiciled providers of prepaid payment products.

Currently, Paygard is leading the way in Europe with its branded Pay2 prepaid system (Visa branded) and associated products and services. Judging from the explosive adoption rate in the United States, and the favorable consumer behavior trend for wireless prepaid, the European market is expected to follow the US lead - experiencing explosive growth in the coming years. The Pelorus Group, segments the prepaid (or stored value) market into the following applications segments:

Business Applications
The two main categories of business application are:

1.    Payroll Card - mainly replacing issuance of payroll checks;

2.    Controlled Spending Accounts - This includes various applications such as:

     o Government Disbursements - with the United States Federal Welfare program leading the way replacing the highly inefficient `food-stamp' paper vouchers;

     o Insurance Payments - replacing paper check payments for insurance claims;

     o Prepaid Medical Benefit Programs - automating flexible medical benefit spending accounts in the United States;

     o    Business Expense Accounts - for highly controlled expense management;

     o    Loyalty Programs - offering `cash to card' loyalty rewards.


Consumer Applications

     o    Gift Cards - mainly replacing gift vouchers;

     o    Spending  Cards  -  including  on-line  spending  cards,   `un-banked'
          spending cards such as teen-cards and `debit' Visa and Master Card for un-banked consumers;

     o    Travel Cards - mainly replacing travel checks

     o    Money  Transfer  Cards/money   remittance  -  money  remittance  at  a
          significantly reduced cost over traditional money transfer networks such as Western Union;

According to the Pelorus Group, all of the above application areas are experiencing significant or explosive growth - especially where prepaid cards and associated systems are replacing inefficient and costly paper based processes.

Target Markets

Pay-in Pay out Networks
The market is expected to grow aggressively to over $11 billion and 19 million players by 2006 - essentially doubling in sales and customer volume.

At present, the Paygard prepaid infrastructure has been used to issue over 70,000 Pay2 branded individual prepaid cards and instant accounts during the period July 2003 to December 2003

Various other "pay-in" network areas are showing promising growth. This includes various on-line content purchase areas, on-line music, on-line membership and affinity programs.

Payroll Processing (Payroll, commissions, and Benefits)
Adoption of payroll cards is now accelerating in the US and is at an early adoption stage in the UK. According to an October 2003 study by Celent Communications, in conjunction with the US Office of the Comptroller, less than 10 percent of the market potential for payroll cards has been realized in the US. According to a January 2004 report by Financial Insights, payroll cards are expected to grow significantly over the next three years, from about 2 million cards in 2004 to more than 7 million in 2006 in the US alone. In the UK, there are over 3 million consumers without the benefit of a bank account or commonly used payment instrument.

Paygard's payroll payment solutions are based on the Pay2 branded prepaid payment card. Once an employee has a payroll card the employer can automatically transfer funds to the account and harmonize their payroll systems.

Payroll cards help employers to harmonize their payroll system and are especially suitable for non-banked staff, seasonal workers, contract staff, and short-term hires.


Money Remittance
This represents a $150 billion market serving over 175 million migrants world-wide. Currently Western Union is the predominant force with its vast network of branches and agents. However, this market is currently experiencing significant disruption with the introduction of end-to-end electronic card-based networks often focused on a specific ethnic group.

According to estimates by Datamonitor, in 2001 $28 billion was remitted from the US mostly destined for Latin America or Asia. Philippine workers send home in excess of $12 billion every year. This market will continue to grow, for example, in Europe, especially in Germany, which has an ageing, early-retiring population. With birth rates in most developed countries well below 2.0, there is no choice but to continue to import labor.

Despite charging fees which often equal 10% of the transfer value, this market is controlled by Western Union with 80% market share. It is envisaged that Paygard's product, currently under advanced development, is far more competitive both in pricing and flexibility, allowing workers to purchase two re-loadable cards, send one home to the family, and transfer cash to it as often as necessary, enabling the family to withdraw it at any ATM or at Paygard's local partners.

Trading Portal Payment Processing
There is a world wide trading market dealing in everything from Coca-Cola and Levi Jeans to aircraft spares and medical equipment. One of the major trading areas is in "hi-tech" state of-the-art products which include mobile phones and computer component parts, which products are some of the fastest moving in terms of product development and life cycle, with a latent built in expectancy of consume and throw away in a very short period of time.

The major issues with doing business in this arena are the availability and viability of the stock and the ability to complete deals as fast as possible, which means money and goods have to be moved quickly, because of the very small margins involved. With the current banking regimes it is not unusual for the movement of goods and funds to be auctioned at the same time, with goods being shipped to the other side of the world and arriving before the funds do.

This segment represents an opportunity for Paygard. With a relatively low volume of individual trading accounts, but relatively large transactions, this opportunity will have a limited impact on the current efforts focused on Paygard's core segment and allows for `de-risked' early development for this potentially highly lucrative market segment.

Paygard will provide trading businesses with a banking mechanism for local and international funds transfers to and from a bank account 24 hours a day, 7 days a week, 365 days a year, instantaneously from any Internet access point, which means real-time payments anywhere, anytime.

Paygard will conform to international banking standards as set out by The Association for Payment Clearing Services, (APACS) as its products are issued by partner banks.

Other Promising Market Segments
Paygard will continue to monitor other promising market segments with an eye on future market entry. These include:

     o Gift cards for retailers or shopping centers (US mall owner, Simon sells over 3 million Visa flagged gift cards a year);

     o    Youth spending cards;

     o Complementing long distance calling cards with a prepaid payment system;

     o Corporate payroll (including commission payments and incentives to mobile workforces);

     o    Government benefit payments;

     o    Supply-chain purchase systems (purchase cards);

     o    Corporate incentive payments;

     o    Insurance claim payment processing;

     o    Employee payroll payments/payroll processing;

     o Consumer promotions payments (such as incentives for the automobile industry); and

     o    Various other `un-banked' solutions.


Strategy

Marketing Strategy
Paygard's strategy is to penetrate key target segments aggressively. The objective is to develop a large installed base of merchants and member accounts and thereby create an entry barrier for competitors.

Market Segmentation
Given the nature of the horizontal solution capabilities of Paygard, the Company over time, can have a significant presence in multiple target segments. The current early adaptor market stage dictates clear focus and prioritization of efforts. The following table shows how opportunities from various segments will be handled through sales and marketing efforts.

Segment                            Approach to Market
---------------------------------- ---------------------------------------------
Pay-in/Pay-out                     Networks Currently primary target.
                                   Pro-active, aggressive direct selling,
                                   primary early revenue generator and a highly
                                   profitable sector.
---------------------------------- ---------------------------------------------
Payroll processing                 "Next target" - in early development -
                                   develop 1st customer, complete offering
                                   through Network Marketing companies,
                                   then look to target/focus marketing and
                                   direct sales efforts
---------------------------------- ---------------------------------------------
International money remittance     Target for early development. In early to mid
                                   2005, finalize 1st customer installations and
                                   reference  accounts. Develop go-to market
                                   partners - then pro-active selling.
---------------------------------- ---------------------------------------------
Trading portal payment             Opportunistic "quick-hit" opportunity.
processing (settlement)            Minimal effort to generate revenue.

---------------------------------- ---------------------------------------------
Other segments, such as youth,     Monitor opportunities, but currently not to
government payment system.         offer products or services for these
                                   segments.
---------------------------------- ---------------------------------------------

For the identified primary target segment, the main focus is to identify key accounts then aggressively focus the marketing, business development, and direct sales effort.

Employees
Presently, the corporate Treasurer and Secretary are the only US employees. Given the nature of the Company's current operating activities (predominantly in Europe), all other management, administrative and personal services are outsourced to a services company, Apollo Consulting Limited, located in London, United Kingdom. For further details see "Item 9- Financial Statements-Note 8)

Significance of Certain Customer Relationships
During 2003, all customers through which transaction revenue was generated belonged to a single merchant, World Games Incorporated. Management is aware of the need to conclude further merchant agreements, thereby increasing customers and transaction revenue generation capability - this requirement is currently being addressed in line with Company strategy and it is envisaged that additional merchant contracts will materialize once further system functionality has been finalized.

Forward-Looking Statements

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, the amount of future capital expenditures, our success in developing and introducing new products and expanding our business, the successful integration of future acquisitions and the timing of the introduction of new and modified products or services. You can sometimes identify forward looking-statements by our use of the words "believes," "anticipates," "expects," "intends" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Exhibit 99.1 to this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.


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


Item 2. Description of Property.
--------------------------------

The Company does not own any physical property nor does it lease any premises. Premises used by staff retained by Apollo Consulting Limited, who provide management and other administration support, are leased from Argonaut Associates Limited (London). Refer to "Item 9- Financial Statements-Note 8.


Item 3. Legal Proceedings.
----------------------------

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------

No matters were submitted to a vote of our shareholders.

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

The Company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company

On July 9, 2003, the Company entered into an equity financing agreement with Boston Fidelity Limited. Under the agreement, Boston Fidelity committed to purchase 15,815,000 common shares over the succeeding months for $4,800,000 (a total average price of $0.3035 per share). As of December 31, 2003, 12,169,414 of the shares had been issued for total cash proceeds of $3,550,000. The un-issued 3,645,587 shares were issued and $1,250,000 paid by Boston Fidelity in January and February 2004.

In accordance with this same July 9, 2003 financing agreement, 28,185,000 shares were issued to an affiliate, Argonaut Associates Limited, Cyprus, for various services in arranging Paygard's license from Pay2 Limited and 5,700,000 shares were issued to Miramas Services Limited for financial consulting services. The shares issued to Argonaut Associates, Cyprus and Miramas Services Limited, 33,885,000 shares, were valued at $0.3035 per share, for a total of $10,284,098, which has been charged to operations.

(b) Holders

As of December 31, 2003 there were approximately 57 common shareholders of record.

(c) Dividends

The Company has never declared any cash dividends.

The Company does not intend paying out dividends in light of losses sustained. It is expected that future dividends, if any, will only be paid out of a retained earnings.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------------
Overview
As a high volume processor of electronic transactions we enable consumers and merchants to facilitate payments to purchase goods and services via use of a prepaid card/virtual account.

Prepaid, or pay-as-you-go products, are not credit cards. They are payment cards that can be purchased and topped-up, offering a greater choice, convenience and control over spending in a variety of circumstances. A prepaid product can exist in the physical or virtual world, is re-loadable or disposable, can be instantly issued and can be customized to the merchants needs.

Given the Company has only recently commenced planned principal operations, a merchant contract has only been concluded with a single merchant. Further development of our bespoke payment system will enable further functionality in which customers can conduct transactions and provide a platform on which additional market segments can be penetrated.

During the period July 2003 to December 2003, we processed approximately $69.7 million worth of ON US transactions and related to this single merchant.

Components of Income Statement
Revenues are derived form two sources; a split of transaction charges based on every transaction performed and revenue generated from the sale of prepaid cards. Revenue resulting from transactions depends on the type of transaction, whether it is an "ON US" or "OFF US" transaction and the split of the transaction fees with the merchant and/or card association.

Cost of cards sold consists of the cost of cards, card embossing and fees for the maintenance of accounts held by customers with the card association.

General and administrative expenses consist of those costs reimbursed to Paygard's service company, Apollo Consulting Limited, pursuant to a service agreement dated March 1, 2003. These costs include substantially all of Paygard's administrative, personnel and management support expenses. Included in this expense category is $10,284,098 relating to the issuance of 33,855,000 shares of common stock for the issuance of the license to Pay2 Limited and services. Since the shares were issued to affiliates for the services and the acquisition of their development of then unproven technology, these costs were expensed. Refer to Item 9 "Financial Statements and Supplementary Data - Note 7" as well as "Results of Operations" below.

Results of Operations

For the year ended December 31, 2003, the Company recorded revenue of $1.5 million compared with no revenue generated in the previous year. This revenue generation was in accordance with the Company commencing planned principal operations in July 2003. Revenue generated from card sales accounted for 71% of total revenue with transaction fee revenue accounting for the remaining 29%.

The Company incurred general and administrative expenses totaling $15,876,656 compared with $291,524 in the previous year. Included in the $15,876,656 are the cost of shares issued, totaling $10,284,098 discussed above under "Components of Income Statement." These shares were valued based on a contemporaneous private placement sale of shares to Boston Fidelity Limited.

During 2003, an amount of $490,109 was expensed in respect of the cost of cards sold compared with no amount expended during the year ended 2002. These costs include the cost of card production, card embossing, and all other costs associated with the physical distribution of cards to customers and including postage and packing.

Significant product and system development expenditures, totaling $937,413, were incurred during the year, as compared with no such expenditures during 2002. Live transaction processing commenced during the 3rd quarter 2003 based on limited functionality of the payment system at the time. Development expenditure can be described as further program coding required to increase the functionality, veracity and security of the system.

The Company recorded $52,370 of realized foreign currency gains during 2003 whereas no such gains were recorded during 2002.

Interest charges for the year amounted to $86,348. Included in this expense was an imputed interest charge at 12% amounting to $84,000 and relating to an obligation owed Argonaut Associates, Cyprus for $1,200,000. There were no interest charges incurred in 2002.

Liquidity and Capital Resources

Cash flow generated from operations provided us with limited resources in 2003 to meet current expenditure levels as only one merchant had been contracted. Significant cash equity injections were received during the year and relating to a July 2003 equity financing agreement with the Company's major investor, Boston Fidelity. In terms of this agreement, Boston agreed to inject $4,800,000 in cash for an equity stake in the Company of 15,815,000 ordinary shares representing a price per share of $0.3035. As of year end $3,550,000 had been received and for which 12,169,414 shares were issued. The remaining injection of $1,250,000 was received during the first two months of 2004.

Management expects that the trend of losses will continue until more significant revenues from operations can be achieved, which in turn is dependent on further product and payment system development as described above. The Company will need substantial additional capital to fund operations, and there is no assurance such capital will be achieved.

Critical Accounting Policies and Estimates


The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to depreciation, asset impairment, valuation of non-cash transactions, income taxes, claims and contingencies and recovery of receivables. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is limited, as we have adequate time to process and record actual results from operations.

We believe our most critical accounting policies include revenue recognition and the corresponding accounts receivable. We believe the following accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue Recognition. Under SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

The Company earns revenue by selling prepaid stored value cards and earning transaction processing fees from use of the cards. Fee revenue from the sale of the cards is recognized upon payment and issuance to cardholders. Transaction-based fees are charged to customers depending on the type of transaction being performed based on a percentage of transaction value or a specified amount per transaction. Transaction fees are also earned from processing transactions for merchants based on a discounted percentage of the value of a particular type of transaction. Revenue resulting from these transactions is recognized as the services are provided and transactions completed, net of interchange fees charged by the participating bank.


Accounts Receivable. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.


Start-Up and Product Development Costs. The Company expenses all start-up and product development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-Up Activities."

Stock-Based Compensation. Periodically we issue shares of common stock as payment to acquire property and/or for services from consultants, employees and others. Stock issued for these purposes is priced and accounted for based on actual closing market quotes on the day the shares are committed. The total number of shares issued times the closing stock price is recorded as an expense. In the absence of market quotes, private transactions of stock and other contemporaneous valuation criteria is considered.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation, or FIN, No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. We do not currently have any instruments that meet the definition of a derivative, and therefore, the adoption of this Statement has had no effect on our consolidated financial position or results of operations.

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46-R (revised December 2003), "Consolidation of Variable Interest Entities" to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:


o Variable interest entities, or VIEs, created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

o Non-VIEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

o The provisions of FIN 46 are applicable for all variable interests entities obtained after January 31, 2003.

The adoption of the provisions applicable to VIE and all other variable interests obtained after January 31, 2003 did not have a material impact our consolidated financial position, consolidated results of operations, or liquidity. We believe that the adoption of FIN 46-R will not have a material impact on our financial position or results of operations.


Commitments and Contractual Obligations
Pursuant to the License Agreement between ourselves and Pay2 Limited dated March 2003, we are committed to pay 10% of any net profits of the Company to Pay2 in partial payment of the 10-year global license agreement to use Pay2's payment system technology and brand name. Given the present loss situation, no net profit is attributable under this obligation to date.

In addition, we are obliged to cover all costs of Pay2 as may be required, These costs shall include but not be limited to all transaction costs levied by third parties, all administration costs, all systems costs, all marketing and brand development costs, and all support and other costs. We have received a confirmatory letter dated October 28, 2004 from Pay2 Limited stating that there are no costs requiring reimbursement for the period ended December 31, 2003

As of December 31, 2003, we do not have any commitments under capital or operating leases.

Based on analyses completed and as described below, we do not believe that we currently are exposed to material market risk from changes in interest rates and/or foreign currency rates.

Interest Rate Risk
Paygard does not have any credit facilities available to it. Accordingly, we are not exposed to interest rate fluctuations.

Foreign Currency Risk

Currently, operational activities are managed by and outsourced to Apollo Consulting Limited, London. Accordingly, the functional currency of predominantly all of our transactions is the British pound sterling. As a result, all accounts have to be translated to the reporting currency, U.S. dollars. At December 31, 2003, we recorded a translation adjustment of $142,001.

Item 7.  Financial  Statements
-------------------------------------------------------------------

The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-15.


Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
Financial                                                             Disclosure
--------------------------------------------------------------------------------

On 6th February 6, 2004 the Board of Directors appointed Gordon, Hughes & Banks LLP, Greenwood, Colorado as its auditor. The previous auditor, Brad Haynes, CPA did not register with the PCAOB and is not registered to do SEC audits. The
Company restated its SEC filings as of March 31, June 30 and September 2003. Management expects that the March 31, June 30 and September 30, 2004 SEC quarterly filings will be completed by December 31, 2004.


Item 8a Controls and Procedures
----------------------------------

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2003 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003 the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

The following individuals are the directors of the Company:

Name of Director           Age      Title
---------------------     ------  --------
Colin Gervaise-Brazier     61     President and Director
John Mitchell              57     Chief Financial Officer and  Chairman of
                                  the Board of Directors
Timothy Razzall            60     Director
Greg Kennedy               60     Director
Lindsay Sanford            54     Director
David Anderson             60     Director

All directors have indefinite terms of office. Messrs. Kennedy and Sandford resigned from the Board for personal reasons in July 2004.

David Anderson, Treasurer

Mr. Anderson (60), an attorney licensed in California practicing in areas of media law, finance, corporate securities, computer law and estate planning, founded Gaia corporation in 1995, a media production and property licensing company. He was a partner with Adrian Malone, the producer of the Cosmos and the Ascent of Man series and worked with the first interactive media for University of the Air and participated in the development and financing of two ten-hour multi-million dollar environmental and cultural programs with companion books, the Millennium television series, 1993, and was producer of Voice of the Planet television series, 1991, with Turner Broadcasting starring William Shatner, and managed media and film crews in over twenty countries and for the BioSphere II Ventures experiment in Arizona. Prior to founding Gaia Corporation, for fifteen years Mr. Anderson supervised homicide and fraud investigations and was also in charge of consolidated technical services for over forty different agencies specializing in electronics, forensics, photography audio and video and testifying as an expert witness on technical matters in military, federal, state and local courts. He has taught computer, credit card and check fraud detection techniques to Bank of America, to the IRS and the U. S. General Services Administration. Prior to this time, Mr. Anderson was a college instructor with degrees in Philosophy of Science, Criminology (Forensics), Law (Business and Corporations) and Meteorology in the U.S. Marine Air Corps. Mr. Anderson has raised five children and has twelve grandchildren.

John Mitchell - Executive Chairman

John Mitchell graduated from Oxford in 1968 and has spent most of his career in the banking industry. After 15 years with Lloyds Bank International and subsequently Lloyds Merchant Bank, he was chief executive of Capel Court Investment Bank from 1988 to 1990 when he became a director of the corporate advisory partnership, Turnbull & Partners. With over 25 years experience in investment banking, he co-established Argonaut Associates in 1994 to provide management, financial and corporate advisory services to financial and corporate entities wanting to expand into traditional or emerging business sectors. In 1998 John founded Global Payment Systems which processed general e-commerce credit care purchases. John used the know-how and experience gained in forming Apollo Consulting and Pay2 in early 2001 to focus the business on secure card services over the Internet. John Mitchell is a director of a number of public and private companies.

Edward Timothy Razzall, CBE - Board Member

Timothy Razzall was formerly a senior partner and chief executive of Frere Cholmeley Bischoff a London law firm of 400 practicing lawyers until 1993 where he had been a partner since 1973. He has over 25 years experience in corporate finance legal advice and voted `European Lawyer of the Year' in 1992. He was National Treasurer of the Liberal Democrats for 11 years, a Richmond Councilor for 24 years and now chairs the Liberal Democrats general election campaign. Timothy Razzall was awarded the CBE in 1993 and became a life peer in 1997 and is the Liberal Democrat spokesman on Trade and industry in the House of Lords. He established Argonaut Associates to provide management, financial and corporate advisory services to owner managers and corporate entitles wishing to expand into traditional or emerging business sectors. He is also a director of several listed companies.

Colin Gervaise-Brazier - Board Member

Colin Gervaise-Brazier has been a director of a number of private and public companies over a long career in business including as director of B&Q, through its development, flotation and subsequent sale to Woolworth's (now Kingfisher Group PLC). He was also a director of CityVision Plc. through its reconstruction and development as the Ritz Video chain and ultimate sale to Blockbuster Video in addition to various other directorships. He is a director of GS Telecom Limited.



Executive Officers of the Company

Name of Executive officers       Age              Title
--------------------------      -----         ---------
Colin Gervaise-Brazier          61          President/Director

David Anderson                  60          Treasurer

Elizabeth Lehrer                40          Secretary

Elizabeth Lehrer. Elizabeth Lehrer, is a member of the California state bar. Ms. Lehrer has practiced as an independent attorney for thirteen years. In addition to the practice of business formation, business litigation, contract and real estate law, Ms. Lehrer has hosted the PBS television program, "The Legal Show." Ms. Lehrer works with a number of small and mid-sized companies aiding them in the process of growing their business and formulating and changing their business model. Ms. Lehrer has served for a number of years as a director for Burbank Housing, a large non-profit organization whose mission is to provide low income housing.

Compliance with Section 16(a) of the Exchange Act:

The Company and all related persons are in compliance with Section 16 (a) of the Exchange Act.

Item 10.  Executive compensation.
---------------------------------


                  Other                Securities     All
Name                     Annual  Registered  Under-          Other
And                      Compen- Stock       Lying    LTIP   Compen-
Principal  Salary  Bonus sation  Award(s)   Options  Payouts sation
Position    ($)     ($)    $       $         SARs(#)   $      $
---------- ------- ------ -----  ------     -------  ------  ------

Colin      76,350    -   76 350  -              -        -     4,940
Gervaise
Brazier,
President

David
Anderson,  16,000    -  16,000   -              -         -        -
Treasurer

Elizabeth
Lehrer,    20,000    -   20,000  -              -         -        -
Secretary


Notes: As evidenced by Board minutes dated July 29, 2003, Colin Gervaise Brazier (formerly Chairman and Treasurer) was appointed President, taking over from David Anderson. On the same date, David Anderson was appointed Treasurer of the Company.

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.
-------------------------------------------------

                                     Amount of
Name and address of Beneficial       Beneficial    Percent of class
Owner.                               Ownership     as at year end
------------------------------       ---------     ---------------
John Mitchell                        7,500,000               14.18


Timothy Razzall                      4,000,000                7.56


Greg Kennedy                        20,000,000               37.82



David Anderson                       1,540,000                2.91
350 S. Center Street
Suite 500
Reno, NV 89501


Colin Gervaise-Brazier
Les Osmonds Farm,Les Osmonds Lane
St Sampsons,Guernsey
GY2 4GG                                 --                   --
                                     ---------          ------------

All Director, Nominees
and  Executive Officers
as a Group (2 persons)              33,040,000               62.47

Direct Trustees Limited                600,000                1.13
Picquerel House, L'Islet
St. Sampsons, Guernsey, GY1 3SH
United Kingdom

Note: Colin Gervaise-Brazier is a beneficiary of Bon Accord Trust administered by Direct Trustees Limited.


Item 12. Certain Relationships and Related
         Transactions.
------------------------------------------

On July 9, 2003, the Company entered into an equity financing agreement with Boston Fidelity Limited. Under the agreement, Boston Fidelity committed to purchase 15,815,000 common shares over the succeeding months for $4,800,000 (a total average price of $0.3035 per share). As of December 31, 2003, 12,169,414 of the shares had been issued for total cash proceeds of $3,550,000. The un-issued 3,645,587 shares were issued and $1,250,000 paid by Boston Fidelity in January and February 2004.

In accordance with this same July 9, 2003 financing agreement, 28,185,000 shares were issued to an affiliate, Argonaut Associates, Cyprus, for various services in arranging Paygard's license from Pay2 Limited and 5,700,000 shares were issued to Miramas Services Limited for financial consulting services.

Concentrations
All of Paygard's operations are conducted on its behalf by an affiliate, Apollo Consulting Limited (see Note 8 of the Financial Statements), which is located in London. Through December 31, 2003, the Company processed substantially all of its transactions for European customers of a single internet merchant that is related to Paygard: Pacific Delta Investments Limited ("PDI"), a British Virgin Islands registered subsidiary of World Games Incorporated ("WGI", see Note 8 of the Financial Statements).

Revenues from World Games Incorporated - ("WGI")
All card sales and transaction revenue is sourced from PDI, a wholly-owned subsidiary of WGI. Two of WGI's owners served as directors of Paygard until July 2004. The families of these directors own Boston Fidelity. WGI operates an online gaming website and a virtual stock exchange.

As of December 31, 2003, the Company has deposits and other funds due WGI/PDI of $728,986 (see Note 4 of the Financial Statements).

Receivable from Pay2 Limited - ("Pay2")
Pay2 Limited, is incorporated in the Isle of Man. Pay2's operating technology and registered trademark was exclusively licensed to Paygard for ten years beginning March 20, 2003. As consideration for the license, Paygard issued Pay2 four million shares of common stock (see Note 7 of the Financial Statements) and granted Pay2 a net profits interest (see Note 9 of the Financial Statements). Three of Pay2's six directors own 80% of Pay2 and also serve on Paygard's seven-person board of directors. One of these Paygard directors has subsequently resigned from its board of directors. Pay2 owns 1.2% of Paygard.

The Pay2 license includes an operating agreement with Federal Bank of the Middle East Limited ("FBME). FBME, an unrelated party, is the licensed issuer of Visa Electron and MasterCard Maestro-backed Paygard cards and is responsible for all related bank transaction processing. As FBME's direct licensee, Pay2 owns all FBME bank accounts used in settling Paygard card transactions. Pay2 also holds title to the un-issued Paygard card inventory in physical possession of FBME.

As of December 31, 2003, the Company had a receivable from Pay2 totaling $831,368, related to un-issued cards, and related card and account transaction processing and settlement funds and fees (see Note 2 of the Financial Statements).

Advances to Apollo Consulting Limited - ("Apollo")
Apollo, based in London, provides substantially all of Paygard administrative support and employs all personnel engaged in Paygard's business activities pursuant to a Services Agreement dated March 1, 2003. The Company reimburses Apollo for these operating costs plus a 10% processing fee on most items, which amounted to $363,000 in 2003. As of December 31, 2003, Paygard had advanced Apollo a total $76,140 to be applied to future operating expenditures. Apollo is owned, managed and controlled by the spouse of Paygard Chairman and Chief Financial Officer John A. Mitchell and a Paygard director, E. Timothy Razzall.

Financing from Argonaut Associates Limited, Cyprus - ("Argonaut Cyprus") Argonaut Cyprus, controlled and partially owned by two of Paygard's directors, was responsible for arranging the July 2003 financing with Boston Fidelity (see
Note 7 of the Financial Statements). In July 2003, the Company agreed to pay Argonaut Cyprus $1.2 million for prepaid technology development costs on an unsecured, non-interest bearing basis. The obligation is outstanding at December 31, 2003 (see Note 8 of Financial Statements).

The Company issued 28,185,000 shares of common stock to Argonaut Cyprus for services in arranging the financing and acquiring the ten-year global license from Pay2 referred to above. The shares issued were valued at $0.3035 per share, a total expense of $8,554,148. Of these shares, Argonaut Cyprus reallocated 20,685,00 to other parties and retained 7.5 million shares (see Note 7 of Financial Statements).

Rentals to Argonaut Associates Limited, London - ("Argonaut London")
Argonaut London is a U.K. partnership of two of Paygard's directors. It subleases office facilities to Apollo on a month-to month basis. The related rentals are partially charged to Paygard based on an estimate of the percentage of the facilities utilized by Apollo on behalf of Paygard. During 2003 these rental charges amounted to $357,000, of which $59,000 was unpaid at December 31, 2003.

Financing from Boston Fidelity Limited - ("Boston Fidelity")
A Bermuda entity based in Singapore, Boston Fidelity became a 35.4% owner of Paygard as a result of its July 2003 investment (see Note 7 of financial statements). Boston Fidelity is beneficially owned by the families of two of Paygard's directors that also serve as directors of Boston Fidelity. These directors also hold substantial ownership positions in the Company's sole merchant customer, WGI.

Transactions with Officers
From August 2001 to December 2003, the Company accrued $487,000 of charges payable to Paygard officers - $163,000 to the Chairman of the Board of Directors John A. Mitchell and $324,000 to former Chief Executive Officer Graham R. Newall. The charges include consulting fees, and legal, accounting, travel and various other expenses paid by the officers on behalf of the Company. As of December 31, 2003, none of these obligations have been paid.

During 2003, a company owned by Paygard's Chief Operating Officer was paid a $103,000, and as of December 31, 2003, was owed $73,000. These charges were billed to the Company for services provided by the officer and another employee.

During 2003, the Company accrued $24,000 for services from a company owned by Paygard's Treasurer, of which $4,000 was unpaid as of December 31, 2003.

Other
From May through October 2003, the Company rented photocopy and scanning equipment from a company owned by two of Paygard's directors. As of December 31, 2003, the charges for the rents remain unpaid, approximately $17,000.

Item 13. Exhibits and Report on Form 8-K.
-----------------------------------------


There were 5 reports on Form 8-K filed during the year ended December 31, 2003 as follows:

                                   8-K 7/29/04
                                   8-K 5/26/04
                                   8-K 4/28/04
                                   8-K/A 3/2/04
                                   8-K 2/26/04

Exhibits:

        *10.1 Pay2 LTD License Agreement March 20, 2003
        *10.2 Agreement June 12, 2003
        *10.3 Deed of Variation July 10, 2003
        *10.4 Letter Agreement July 10, 2003
        *10.5 Agreement between Total Horizon, Inc. and Interpaytech Limited
              July 10, 2003
        *10.6 Shareholders Agreement July 10, 2003

*Previously filed with the Registration Statement 10SB12G



Item 14. Principal Accountant Fees and Services
- -------------------------------------------------------

General. GORDON, HUGHES & BANKS, LLP ("GHB's") is the Company's principal accounting firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining GHB's independence.

     Audit  Fees.  In 2004  GHB  billed   the  Company    $70,525  for the
following professional services: audit of the annual financial statements of the Company for the year ended December 31, 2003 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

     There were no tax fees or other fees in 2003 or 2004 paid to the Auditors or their affiliates.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003.

         All audit work was performed by the auditors' full time employees.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date: October 31, 2004        Paygard, Inc.

                            /s/ John Mitchell
                            -------------------------------
                            John Mitchell CFO

                                        /s/ Colin Gervaise Brazier
                                            ----------------------------
                            Colin Gervaise Brazier
                                        President

                                    Directors:

                                    ----------------------------------

                                    ----------------------------------

                                    ----------------------------------

                                    ----------------------------------

                               FINANCIAL STATEMENTS
                                TABLE OF CONTENTS




                                                             PAGE
                                                            -------

INDEPENDENT AUDITOR'S REPORT.................................................F-1

CONSOLIDATED BALANCE SHEET...................................................F-2

CONSOLIDATED STATEMENT OF OPERATIONS ........................................F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT).....................F-4

CONSOLIDATED STATEMENT OF CASH FLOWS.........................................F-5

NOTES TO FINANCIAL STATEMENTS.........................................F-6 - F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAYGARD, INC.
London, United Kingdom

We have audited the consolidated balance sheet of PAYGARD, INC. (the "Company") a Nevada corporation) and subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2002, were audited by other auditors whose report dated April 14, 2003, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAYGARD, INC. and subsidiary as of December 31, 2003, and the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses since its inception, and as of December 31, 2003 had a $2.3 million working capital deficit and $2.2 million stockholders' deficit. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ GORDON, HUGHES & BANKS, LLP

Greenwood Village, Colorado
September 20, 2004

                                  PAYGARD, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003



ASSETS
Current Assets
    Cash and equivalents                                            $     4,409
  Receivable from Pay2 Limited (Note 2)                                 831,368
  Advances to Apollo Consulting Limited (Note 8)                         76,140
  Prepaid and other                                                      30,098
                                                                    ------------
Total current assets                                                    942,014
                                                                    ------------

Property and Equipment                                                   79,102
 Less accumulated depreciation                                           (9,503)
                                                                    ------------
                                                                         69,599

Deposits                                                                 39,410
                                                                    ------------
Total Assets                                                       $  1,051,024
                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
  Accounts payable                                                  $    33,068
  Accrued liabilities                                                   793,834
  Merchant deposits and funds payable to PDI/WGI (Note 4)               728,986
  Payable to Argonaut Cyprus (Note 5)                                 1,200,000
  Accrued expenses due officers                                         487,254
  Accrued fees due Miramas Services Ltd SA (Note 9)                      37,529
                                                                    ------------

Total current liabilities                                             3,280,671
                                                                    ------------
Stockholders' Equity (Deficit)
Common stock,
  75,000,000 shares authorized;
  $0.001 par value; issued and
  outstanding, 52,869,419 shares                                         52,869
Additional paid-in capital                                           14,305,984
Accumulated comprehensive (loss):
 Accumulated (deficit)                                              (16,446,499)
 Accumulated other comprehensive (loss)                                (142,001)
                                                                    ------------
Total stockholders'(deficit)                                         (2,229,647)
                                                                    ------------
Total Liabilities and
  Stockholders'(Deficit)                                            $ 1,051,024
                                                                    ============


See accountants' report and accompanying notes to financial statements.

                                  PAYGARD, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     Years Ended December 31, 2003 and 2002

                                                2003                   2002
                                              -----------            ----------

Revenues:
Card sales                                   $1,088,733              $  -
Transaction revenue                             450,156                 -
                                             ----------             ----------
Total revenue                                 1,538,889                 -
                                             ----------             ----------

Operating Expenses:
General and administrative                   15,876,656               291,524
Cost of cards sold                              490,109
Product and system development                  937,413                 -
Marketing and sales                             140,264
Write-off securities                               -                  169,250
                                            -----------            -----------
                                             17,444,442               460,774
                                            -----------            -----------
(Loss) from operations                      (15,905,553)             (460,774)

Interest expense                                (86,348)                -
Interest income                                   1,126                 -
Foreign exchange gains                           52,370                 -
                                            -----------            ------------
                                                (32,853)                -
Income taxes                                       -                    -
                                            ------------           ------------
Net (Loss)                                 $(15,938,406)            $(460,774)
                                            ============           ============

Basic and Diluted
(Loss) per Common Share                    $       (.59)            $    (.07)
                                            ============           ============

Weighted Average Common
 Shares Outstanding                          26,824,102             6,354,167
                                            ============           ============

See accountants' report and accompanying notes to financial statements.







                                  PAYGARD, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED DECEMBER 31,2003 and 2002


                                                                                                 Accumulated
                                                                    Additional                     Other
                                                                    Paid-in                      Comprehensive
                                                             Par    Capital      Accumulated        (Loss)             Comprehensive
                                          Shares           Value    -------       (Deficit)         ------              Income(Loss)
                                          ------           -----                  ---------                             ------------


December 31, 2001                         4,705,000     $ 4,705     $ 56,050       $ (47,319)          $  -                    $  -

Issued for services
 ($.10 to$.25/share)                        500,000         500       64,500               -              -                       -

Private placement
 ($.196 per share)                        1,610,000       1,610      313,390               -              -                       -

Net (loss)                                        -           -            -         (460,774)            -                (460,774)
                                         ----------    -------- ------------    -------------    ----------           --------------

December 31, 2002                         6,815,000       6,815      433,940         (508,093)            -               $(460,774)
                                                                                                                      ==============

Issued for cash
 ($.2756/share)                          12,169,414      12,169    3,537,831               -              -                   $   -

Issued for services
 ($.3035 per share)                      33,885,000      33,885   10,250,213               -              -                       -

Imputed interest on
   Argonaut Cyprus loan
   payable                                        -           -       84,000               -              -                       -

Foreign currency translation
 adjustments
                                                  -           -            -               -       (142,001)               (142,001)

Net (loss)                                        -           -            -      (15,938,406)            -             (15,938,406)
                                         ----------    -------- ------------    -------------    ----------           --------------
December 31, 2003                        52,869,414    $ 52,869 $ 14,305,984    $ (16,446,499)   $ (142,001)          $ (16,080,407)
                                         ==========    ======== ============    =============    ==========           ==============


  See accountants' report and accompanying notes to financial statements.





                                  PAYGARD, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002


                                                             2003                              2002
                                                        --------------                    --------------

 Cash flows from (used in) operating activities:
  Net (loss)                                            $(15,938,406)                     $ (460,774)
  Adjustments to reconcile
   net (loss) to cash from
   operating activities:
    Depreciation expense                                       9,503                               -
    Stock issued for services                             10,284,098                          65,000
    Imputed interest                                          84,000                               -
    Write-off securities                                           -                          33,000
    Change in assets and liabilities:
     Increase/(decrease)
     Receivables and advances from
      affiliates                                            (907,508)                              -
     Prepaid and other current assets                        (30,098)                              -
     Accounts payable and accrued
      liabilities                                            864,431                               -
     Merchant deposits and funds
      payable                                                728,986                               -
     Related party obligations
      and accruals                                         1,619,916                          47,774
                                                        ------------                      ----------
                                                          (3,285,078)                       (315,000)
                                                        ------------                      ----------
Net cash (used in) investing activities:
  Purchase of equipment and software                         (79,102)                              -
  Deposits                                                   (39,410)                              -
                                                        ------------                      ----------
                                                            (118,512)                              -
                                                        ------------                      ----------
Net cash from financing activities:
  Sale of common stock                                     3,550,000                         315,000
                                                        ------------                      ----------

Currency translation adjustments                            (142,001)                              -
                                                        ------------                      ----------

Increase in cash and equivalents                               4,409                               -

Cash and equivalents, beginning of year                            -                               -
                                                         ------------                     ----------
Cash and equivalents, end of year                         $    4,408                      $       -
                                                         ============                     ==========

Supplemental cash flow information:
 Interest expense paid                                       $     -                       $       -
 Income taxes paid                                                 -                               -


See accountants' report and accompanying notes to financial statements.

                                 PAYGARD, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Business and Summary of Significant Accounting Policies

Business and Basis of Presentation

Paygard, Inc., previously known as Total Horizon, Inc., ("Paygard" or the "Company"), was incorporated in Nevada on January 31, 2000.

The Company operates an online money payment and transfer service that utilizes and extends the existing international banking structure to provide a secure means of transferring and paying funds. The Company's role is to serve as an intermediary in the exchange of information and funds to complete transactions. The media used to transact business with customers, merchants, credit card companies and sponsor bank are prepaid stored value cards. The cards incorporate a registered U.K. trademark and concept "Pay2", licensed from an affiliate, Pay2 Limited (see Note 8). The cards are funded by participating merchants that sell and issue cards to their customers.

Prior to 2003, the Company was a non-operating entity, considered to be in the development stage. During the third quarter of 2003, Paygard completed development activities and commenced Pay2 card operations, related account transaction processing, and other planned principal activities. Accordingly, Paygard is no longer a development stage company.

Operating Risks and Going Concern Contingency

The Company's future results of operations involve a number of risk and uncertainties. Factors that could affect the Company's future operating results and cause actual results to differ materially from expectations include, but are not limited to: customer adoption of the Pay2 product, competition, changes to credit card association rules and practices, the Company's ability to manage fraud, application of laws and regulations to the Company's business, rates at which users fund payments using credit cards and the Company's ability to manage growth.

The accompanying financial statements are presented on the basis that the Company is a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses since its inception, and as of December 31, 2003 had a $2.3 million working capital deficit and $2.2 million stockholders' deficit. Unless the Company successfully obtains suitable significant additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management intends to continue with steps it has taken to improve cash flow through operations and may seek to raise additional funds through private placements of stock, other long-term financings, or short-term borrowings. However, the Company cannot be certain that it will be able to achieve profitable operations or obtain required financing. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ATM Cards (Europe) Limited. All intercompany transactions have been eliminated.

Concentrations

All of Paygard's operations are conducted on its behalf by an affiliate, Apollo Consulting Limited (see Note 8), which is located in London. Through December 31, 2003, the Company processed substantially all of its transactions for European customers of a single internet merchant that is related to Paygard:
Pacific Delta Investments Limited ("PDI"), a British Virgin Islands registered subsidiary of World Games Incorporated ("WGI", see Note 8).

Although the Company's primary relationship is with the internet merchant PDI/WGI, Paygard's ability to continue to attract cardholders and generate transaction volume is dependent on PDI/WGI's ability to obtain new customers and this could have a significant impact on the Company. Accordingly, Paygard is making efforts to recruit additional participating merchants.

Paygard transactions are all facilitated by a single participating bank and card issuer, Federal Bank of the Middle East Limited ("FBME"), based in Nicosia, Cyprus. FBME is a licensed issuer of Visa Electron and MasterCard Maestro card logos that can be loaded and reloaded by money transfer, cash, check, or credit card.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

The Company earns revenue by selling prepaid stored value cards and earning transaction processing fees from use of the cards.

Fee revenue from the sale of the cards is recognized upon payment and issuance to cardholders. Funds loaded to cards are the property of cardholders and represent an obligation of the participating bank, FBME.

Transaction-based fees are charged to customers depending on the type of transaction being performed based on a percentage of transaction value or a specified amount per transaction. Transaction fees are also earned from processing transactions for merchants based on a discounted percentage of the value of a particular type of transaction. Revenue resulting from these transactions is recognized as the services are provided and transactions completed, net of interchange fees charged by the participating bank.

As part of its cash management process, the Company also earns interest on excess cash balances by investing these balances in money market and money market equivalent securities overnight. The interest income received on these investments is accrued and recognized as income in the period in which it is earned.


Payment of receivables from transactions is required within thirty-days, except that up to 15% of may be held-back for periods of up to 180 days by card associations to assure collection and as a safeguard against charge backs levied by customers on these card associations. There is no associated collateral on amounts due however, and cash funds held in Cyprus on behalf of Paygard are uninsured (see Note 2.)

The Company has not experienced any significant collection losses on customer funds and transaction fees receivable from its affiliate Pay2 Limited, nor are such costs anticipated. Accordingly, in these circumstances, management has deemed a reserve for doubtful accounts unnecessary.

Transaction Processing Expenses

Transaction processing expenses consisting of third-party transaction fees, credit and debit card processing expenses, and related bank charges, are expensed as incurred.

Advertising

The cost of advertising is expensed as incurred. In 2003 and 2002, advertising costs totaled $5,000 and none, respectively.

Product and System Development Costs

Costs of product and system development are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

Property and Equipment

Property and equipment, consisting of computer hardware and software, are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three years.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

Fair Value of Financial Instruments

The Company considers carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities to approximate fair value because of the short maturity of these financial instruments.

Foreign Currency Translation

The functional currency for the majority of the Company's transactions is the British pound sterling. Gains and losses denominated in currencies other than the functional currency are included in determining the results of operations for the periods in which exchange rates change. Foreign currency transaction gains included in operations totaled $52,370 in 2003 and none in 2002.

Accounts denominated in the functional currency have been translated to the reporting currency (U.S. dollars) as follows: assets and liabilities are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation gain or loss adjustments are recorded directly as a separate component of stockholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

All amounts in these consolidated financial statements and notes thereto are stated in U.S. dollars.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Compensation

The Company accounts for stock-based compensation using Accounting Principles Board's Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recognized for stock options and warrants with an exercise price that is less than the market price on the grant date. For stock options granted employees or directors with exercise prices at or above the market value of the stock on the grant date, the Company has adopted the Financial Accounting Standards Board ("FASB") disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As of December 31, 2003, the Company did not have any employee stock-based compensation programs.

Comprehensive Income

The Company classifies items of other comprehensive income, such as gains and losses on translation of foreign currency financial statements and displays the accumulated other comprehensive income or loss separately from accumulated income or loss in the equity section of the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131), establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, and geographic areas. The Company's chief operating decision-maker has identified one reportable segment - electronic transaction payment processing - therefore the majority of the disclosures required by SFAS 131 do not apply to the Company.

During 2003, all Paygard revenues originated primarily from European customers and substantially all assets of the Company as of December 31, 2003 were located in the United Kingdom.

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding and the dilutive effect of convertible securities, notes payable, stock options and warrants using the "treasury stock" method. Basic and diluted earnings per share are the same during the periods presented since the Company had no convertible securities, warrants or options.

Impact of Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company because it currently has no derivatives or hedging contracts.


In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's operations or financial position.

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain types of variable interest entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.


NOTE 2--RECEIVABLE FROM PAY2 LIMITED

In 2003, Paygard licensed its operating technology and registered the Pay2 trademark from Pay2 Limited ("Pay2" a related party, see Note 8). The license includes the assignment of an operating agreement with Federal Bank of the Middle East Limited ("FBME). FBME, an unrelated party located in Cyprus, is a licensed issuer of Visa Electron and MasterCard Maestro-backed cards and as such issues all Paygard cards and facilitates related account transaction and settlement processing with merchants and cardholders.

As FBME's direct licensee, Pay2 holds title to the FBME Cypriot bank accounts as an agent for Paygard. These bank accounts are used in settling Paygard transactions. Pay2 also holds title to the un-issued cards pending issuance by FBME.

Similarly, the Company's two credit card acquiring processing agreements with WebTRADE.NET GmbH ("WebTRADE" based in Frankfurt, Germany) and Direct Merchant Services Limited ("DMS" based in Northampton, United Kingdom) are with Pay2, as Paygard's agent. As a result, the related receivables from these card associations are also receivable from Pay2.

As of December 31, 2003, the components of the receivable from Pay2 were as follows:

Cash in FBME bank accounts (uninsured)                 $ 233,682
Transaction fees receivable from FBME                    198,904
Card inventory held by FBME, at cost                      66,879
Receivable from WebTRADE                                 298,656
Receivable from DMS                                       33,247
                                                        --------
                                                       $ 831,368
                                                        ========

NOTE 3--PROPERTY AND EQUIPMENT

As of December 31, 2003 property and equipment consisted of the following:

Computer hardware                                              $ 49,734
Software                                                         29,368
                                                                -------
                                                                 79,102
Less accumulated depreciation                                    (9,503)
                                                                -------
                                                               $ 69,599
                                                                ========

NOTE 4-- Merchant Deposits and Funds Payable

During 2003, the Company had a single commercial merchant contract with a subsidiary of a related party, World Games Incorporated (see Note 8).

Merchant payables result from various transaction timing differences in the process of settlement with merchant customers. These transactions generally result from the following activities:

o Deposits - merchant prepayments to Paygard for the cost of un-issued cards. As cards are sold by the merchant and issued cardholders, the related deposits are recorded as revenue;
o Merchant funding - merchant funding to allow their customer's transfers to Pay2 accounts. The merchant's temporary funding ensures that there are sufficient funds available to process daily transfers. Balances in this account represent merchant funds received by Paygard in excess of the actual daily funding requirement;
o Transactions fees payable - merchant's share of transaction fees earned and deducted from cardholder accounts. These fees are processed monthly by Paygard and remitted to the merchant; and,
o Settlement funds payable - timing differences due to fluctuations in volume, the timing of credit card transactions and settlements received from card associations. Currently, the Company's single merchant (WGI), provides same day funding to satisfy customer credit card transactions. The Company is responsible for collection of the settlement from the card association and payment to the merchant.

Merchant deposits and funds payable consisted of the following as of December 31, 2003:

Deposits                                                         $ 234,110
Merchant funding                                                    79,716
Transaction fees payable                                            88,240
Settlement funds payable                                           326,920
                                                                 ---------
                                                                 $ 728,986
                                                                 =========

NOTE 5--PAYABLE TO ARGONAUT ASSOCIATES LIMITED, CYPRUS

In July 2003, The Company agreed to pay Argonaut Associates Limited, Cyprus, a related party (see Note 8), $1,200,000 for related technology development costs on an unsecured, interest-free basis, to be repaid as and when Paygard's cash flow permits. Interest has been imputed on the loan at 12% per annum and recorded as a contribution to capital, a total of $84,000 in 2003.

NOTE 6--INCOME TAXES

Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carryforward benefits, reduced by a valuation allowance for future benefit amounts not expected to be realized by the Company. A tax benefit has not been reported in the accompanying financial statements for the operating loss carried forward because the Company is uncertain as to the likelihood of utilization. The Company believes it is not subject to taxation in the United Kingdom based on the absence of "effective management" of the Company within the U.K.

At December 31, 2003, the Company's U.S. net deferred income tax asset (an increase of $924,000 during the year) is comprised of the following:

Net operating loss benefit carryforward                       $ 1,000,000
Valuation allowance for the deferred tax asset                 (1,000,000)
                                                              ------------
Net deferred income tax asset                                 $       -0-
                                                              =============

As of December 31, 2003, the Company had U.S. operating loss carryforwards of approximately $5.4 million. Because of the significant change of Paygard's ownership during 2003, it is expected that the benefit of losses previously incurred will be substantially limited. As a result the continuing operating loss carryforward will expire in 2023.

NOTE 7--STOCKHOLDERS' EQUITY (DEFICIT)

On July 9, 2003, the Company entered into an equity financing agreement with Boston Fidelity Limited. Under the agreement, Boston Fidelity committed to purchase 15,815,000 common shares over the succeeding months for $4,800,000 (a total average price of $0.3035 per share). As of December 31, 2003, 12,169,414 of the shares had issued for total cash proceeds of $3,550,000. The un-issued 3,645,587 shares and $1,250,000 were issued and paid for by Boston Fidelity in January and February 2004.

In accordance with this same July 9, 2003 financing agreement, 28,185,000 shares were issued to Argonaut Cyprus for various services in arranging Paygard's license from Pay2 Limited and 5,700,000 shares were issued to Miramas for financial consulting services. The shares issued Argonaut Cyprus and Miramas, 33,885,000 shares, were valued at $0.3035 per share, a total of $10,284,098. Since the shares were issued to affiliates for the services and the acquisition of their development of then unproven technology, these costs were expensed.

The shares issued to Argonaut Cyprus were immediately re-allocated as follows:

                                                                      Shares

              Paygard directors Razall and Newall                     10,250,000
              Argonaut Associates Limited, Cyprus                      7,500,000
              Boston Fidelity Limited                                  4,185,000
              Pay2 Limited                                             4,000,000
              Pay2 shareholder                                         1,250,000
                                                                       ---------
              Unrelated individual                                     1,000,000
                                                                       ---------

              Total                                                   28,185,000
                                                                      ==========

In January and April 2002, the Company issued 500,000 shares of common stock to officers and a former officer for services valued from $.10 to $.25 per share and a total of $65,000.

In April through June 2002, the Company sold 1,610,000 shares of common stock for prices ranging from $.10 to $.50 per share for total proceeds of $315,000.




 NOTE 8--RELATED PARTY TRANSACTIONS

Revenues from World Games Incorporated - ("WGI")

All card sales and transaction revenue is sourced from Pacific Delta Investments Limited ("PDI"), a wholly-owned subsidiary of World Games Incorporated ("WGI"), a British Virgin Islands corporation. Two of WGI's owners also serve as directors of Paygard. The families of these directors own Boston Fidelity. WGI operates an online gaming website and a virtual stock exchange.

As of December 31, 2003, the Company has deposits and other funds due WGI/PDI of $728,986 (see Note 4).

Receivable from Pay2 Limited - ("Pay2")

Pay2 Limited, is incorporated in the Isle of Man. Pay2's operating technology and registered trademark was exclusively licensed to Paygard for ten years beginning March 20, 2003. As consideration for the license, Paygard issued Pay2 four million shares of common stock (see Note 7) and granted Pay2 a net profits royalty interest (see Note 9). Three of Pay2's six directors own 80% of Pay2 and also serve on Paygard's seven-person board of directors. One of these Paygard directors has subsequently resigned from its board of directors. Pay2 owns 1.2% of Paygard.

The Pay2 license includes an operating agreement with Federal Bank of the Middle East Limited ("FBME). FBME, an unrelated party, is the licensed issuer of Visa Electron and MasterCard Maestro-backed Paygard cards and is responsible for all related bank transaction processing. As FBME's direct licensee, Pay2 owns all FBME bank accounts used in settling Paygard card transactions. Pay2 also holds title to the un-issued Paygard card inventory in physical possession of FBME.

As of December 31, 2003, the Company had a receivable from Pay2 totaling $831,368, related to un-issued cards, and related card and account transaction processing and settlement funds and fees (see Note 2).

Advances to Apollo Consulting Limited - ("Apollo")

Apollo, based in London, provides substantially all of Paygard administrative support and employs all personnel engaged in Paygard's business activities pursuant to a Services Agreement dated March 1, 2003. The Company reimburses Apollo for these operating costs plus a 10% processing fee on most items, which amounted to $363,000 in 2003. As of December 31, 2003, Paygard had advanced Apollo a total $76,140 to be applied to future operating expenditures. Apollo is owned, managed and controlled by the spouse of Paygard Chairman and Chief Financial Officer John A. Mitchell and a Paygard director, E. Timothy Razzall.

Financing from Argonaut Associates Limited, Cyprus - ("Argonaut Cyprus")

Argonaut Cyprus, controlled and partially owned by two of Paygard's directors, was responsible for arranging the July 2003 financing with Boston Fidelity (see
Note 7). In July 2003, the Company agreed to pay Argonaut Cyprus $1.2 million for related technology development costs on an unsecured, non-interest basis. The obligation is outstanding at December 31, 2003 and is payable as and when funds are available.

The Company issued 28,185,000 shares of common stock to Argonaut Cyprus for services in arranging the financing and acquiring the ten-year global license from Pay2 referred to above. The shares issued were valued at $0.3035 per share, a total expense of $8,554,148 because the license at the time had unproven feasibility and was still under technological development. Of these shares, Argonaut Cyprus reallocated 20,685,00 to other parties and retained 7.5 million shares (see Note 7).

Rentals to Argonaut Associates Limited, London - ("Argonaut London")

Argonaut London is a U.K. partnership of two of Paygard's directors. It subleases office facilities to Apollo on a month-to month basis. The related rentals are partially charged to Paygard based on an estimate of the percentage of the facilities utilized by Apollo on behalf of Paygard. During 2003 these rental charges amounted to $357,000, of which $59,000 was unpaid at December 31, 2003.

Financing from Boston Fidelity Limited - ("Boston Fidelity")

A Bermuda entity based in Singapore, Boston Fidelity became a 35.4% owner of Paygard as a result of its July 2003 investment (see Note 7). Boston Fidelity is beneficially owned by the families of two of Paygard's directors that also serve as directors of Boston Fidelity. These directors also hold substantial ownership positions in the Company's sole merchant customer, WGI.

Transactions with Officers

From August 2001 to December 2003, the Company accrued $487,000 of charges payable to Paygard officers - $163,000 to the Chairman of the Board of Directors John A. Mitchell and $324,000 to former Chief Executive Officer Graham R. Newall. The charges include consulting fees, and legal, accounting, travel and various other expenses paid by the officers on behalf of the Company. As of December 31, 2003, none of these obligations have been paid.

During 2003, a company owned by Paygard's Chief Operating Officer was paid a $103,000, and as of December 31, 2003, was owed $73,000. These charges were billed to the Company for services provided by the officer and another employee.

During 2003, the Company accrued $24,000 for services from a company owned by Paygard's Treasurer, of which $4,000 was unpaid as of December 31, 2003.

Other

From May through October 2003, the Company rented photocopy and scanning equipment from a company owned by two of Paygard's directors. As of December 31, 2003, the charges for the rents remain unpaid, approximately $17,000.

NOTE 9--COMMITMENTS AND CONTINGENCIES

During 2003, the Company agreed that Pay2, a related party (see Note 8), will retain for its own account up to 10% of the net revenue generated by cardholders introduced by the Company and its resellers plus such funds as may be required by Pay2 to cover all of its costs. These costs shall include but not be limited to all transaction costs levied by third parties, all administration costs, all systems costs, all marketing and brand development costs, and all support and other costs. As of December 31, 2003, Paygard has not generated any net profits, nor accrued any obligation under this commitment.

During 2003, Paygard retained Miramas Services Limited SA ("Miramas"), a Swiss company based in Guernsey, Channel Islands, for general corporate and financial advice for three years beginning October 1, 2003, for $150,000 per year ($37,529 accrued and unpaid as of December 31, 2003). In addition, Miramas is entitled to 1.147% of Paygard's annual net profit over the ten-year life of the Paygard license with Pay2.


NOTE 10--EVENTS SUBSEQUENT TO DECEMBER 31, 2003 (UNAUDITED)

In January and February 2004, the Company issued Boston Fidelity the remaining 3,645,587 common shares for $1,250,000 that was negotiated in July 2003 financing agreement (see Note 7).